Form 10-Q
period 2004-06-30
GLOBAL SIGNAL INC
filed 2004-08-13
CIK 1278382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32168

GLOBAL SIGNAL INC.

Delaware	65-0652634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 North Cattlemen Road, Suite 300, Sarasota, Florida 34232-6427

(Address of principal executive offices)

Telephone: (941) 364-8886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

At August 11, 2004, Registrant had outstanding 50,575,439 shares of $0.01 par value common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,661	$42,050
Accounts receivable, net	987	1,024
Prepaid expenses and other current assets	6,919	7,850
Interest rate swap asset, at fair value	—	7,555

	17,567	58,479
Restricted cash	—	22,451
Fixed assets, net	362,231	422,894
Intangible assets:
Leasehold interests, net	12,916	9,968
Lease absorption value, net	114,049	114,325
Deferred debt issuance costs, net	11,227	14,884
Other	2,485	2,677
Other assets	4,565	6,094

	$525,040	$651,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,255	$19,415
Dividends payable	—	5,201
Deferred revenue	10,857	12,089
Interest rate swap liabilities, at fair value	1,970	—
Current portion of long-term debt	6,535	7,959

	35,617	44,664
Long-term debt	257,716	408,797
Other long-term liabilities	5,437	6,361

Total liabilities	298,770	459,822

Minority interest in subsidiary	817	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and June 30, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,000,000 shares issued and outstanding at December 31, 2003, and 50,497,527 shares issued and outstanding at June 30, 2004	410	505
Additional paid-in capital	206,089	188,707
Accumulated other comprehensive income (loss)	(1,133)	2,738
Retained earnings	20,087	—

	225,453	191,950

	$525,040	$651,772

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,
	2003	2004
Revenues	$41,909	$44,139
Direct site operating expenses (excluding depreciation, amortization and accretion)	13,652	13,318

Gross margin	28,257	30,821

Other expenses:
Selling, general and administrative (excluding $0 and $608 of non-cash stock-based compensation, respectively)	6,694	5,855
State franchise, excise and minimum taxes	208	165
Depreciation, amortization and accretion	11,176	11,954
Non-cash stock-based compensation expense for services	—	608

	18,078	18,582

Operating income	10,179	12,239
Interest expense, net	5,092	6,803
Minority interest in net income of subsidiary	(3)	(9)

Income from continuing operations before income tax benefit (expense)	5,090	5,445
Income tax benefit (expense)	343	(102)

Income from continuing operations	5,433	5,343
Income (loss) from discontinued operations	95	(270)

Income before loss on sale of properties	5,528	5,073
Loss on sale of properties	(27)	(6)

Net income	$5,501	$5,067

Basic income per common share:
Income from continuing operations	$0.13	$0.12

Income (loss) from discontinued operations	$0.00	$(0.01)

Net income	$0.13	$0.11

Diluted income per common share:
Income from continuing operations	$0.13	$0.11

Income (loss) from discontinued operations	$0.00	$(0.00)

Net income	$0.13	$0.11

Weighted average number of common shares outstanding
Basic	41,000	44,461

Diluted	42,900	47,183

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Six Months Ended June 30,
	2003	2004
Revenues	$83,143	$87,583
Direct site operating expenses (excluding depreciation, amortization and accretion)	26,949	26,717

Gross margin	56,194	60,866

Other expenses:
Selling, general and administrative (excluding $0 and $3,212 of non-cash stock-based compensation, respectively)	13,211	12,414
State franchise, excise and minimum taxes	417	337
Depreciation, amortization and accretion	22,352	23,792
Non-cash stock-based compensation expense for services	—	3,212

	35,980	39,755

Operating income	20,214	21,111
Interest expense, net	10,809	12,893
Loss on early extinguishment of debt	—	8,449
Minority interest in net loss of subsidiary	3	—

Income (loss) from continuing operations before income tax benefit (expense)	9,402	(231)
Income tax benefit (expense)	419	(112)

Income (loss) from continuing operations	9,821	(343)
Income (loss) from discontinued operations	195	(261)

Income (loss) before gain (loss) on sale of properties	10,016	(604)
Gain (loss) on sale of properties	(85)	134

Net income (loss)	$9,931	$(470)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.24	$(0.01)

Income (loss) from discontinued operations	$0.00	$(0.00)

Net income (loss)	$0.24	$(0.01)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.23	$(0.01)

Income (loss) from discontinued operations	$0.00	$(0.00)

Net income (loss)	$0.23	$(0.01)

Weighted average number of common shares outstanding
Basic	41,000	42,760

Diluted	42,897	42,760

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	41,000,000	$410	$206,089		$(1,133)	$20,087	$225,453
Unaudited:
Comprehensive income (loss):
Net loss	—	—	—	$(470)	—	(470)	(470)
Foreign currency translation gain	—	—	—	28	28	—	28
Change in fair value of derivative financial instruments, net of applicable income taxes	—	—	—	3,350	3,350	—	3,350
Amortization of other comprehensive income on terminated derivative instrument	—	—	—	493	493	—	493

Total comprehensive income (loss)				$3,401

Issuance of common stock:
Initial public offering, net of offering costs of $12.7 million	8,050,000	81	132,106		—	—	132,187
Warrants exercised	732,494	7	6,240		—	—	6,247
Options exercised	695,033	7	3,512		—	—	3,519
Ordinary dividends declared and paid	—	—	(16,372)		—	(18,288)	(34,660)
Special distribution declared and paid	—	—	(142,188)		—	—	(142,188)
Ordinary dividends declared	—	—	(3,872)		—	(1,329)	(5,201)
Non-cash stock-based compensation for services	20,000	—	3,212		—	—	3,212
Purchase of PTA subsidiary stock	—	—	(20)			—	(20)

Balance at June 30, 2004	50,497,527	$505	$188,707		$2,738	$—	$191,950

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$9,931	$(470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	22,352	23,792
Amortization of deferred debt issuance and hedging costs	2,373	2,629
Loss on early extinguishment of debt	—	8,449
Non-cash stock-based compensation expense for services	—	3,212
Other non-cash adjustments	960	1,185
(Increase) decrease in current assets	311	(2,890)
Increase (decrease) in current liabilities	(7,312)	3,473

Net cash provided by operating activities	28,615	39,380

Cash flows from investing activities:
Payments made in connection with acquisitions of communications sites	—	(77,470)
Capital expenditures	(3,679)	(4,981)
Proceeds from the sale of fixed assets	1,951	637
Funds provided by (invested in) restricted cash	254	(22,451)
Other	—	(20)

Net cash used in investing activities	(1,474)	(104,285)

Cash flows from financing activities:
Borrowings under mortgage loan	—	418,000
Borrowings under long-term debt	1,000	5,416
Repayment of long-term debt	(18,857)	(271,887)
Payment of debt issuance costs	(23)	(14,034)
Payment made to terminate interest rate swap	—	(6,175)
Special distribution paid	—	(142,188)
Ordinary dividends paid	—	(34,660)
Proceeds from the issuance of common stock, net of offering costs	—	143,021
Minority interest in subsidiary	4	—

Net cash provided by (used in) financing activities	(17,876)	97,493

Effect of exchange rate changes on cash	302	(199)

Net increase in cash and cash equivalents	9,567	32,389
Cash and cash equivalents, beginning of period	4,350	9,661

	$13,917	$42,050

Non-cash investing and financing transactions:
Assets acquired under a capital lease obligation	$—	$1,108

Change in interest rate swap recorded to other comprehensive income	$192	$3,350

Common stock options issued in connection with the initial public offering	$—	$1,865

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

GLOBAL SIGNAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

1.	Nature of Business

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Global Signal Inc. and its wholly-owned subsidiaries. Global Signal Inc., formerly Pinnacle Holdings Inc., owns, leases and manages communications towers and other communications sites to providers of wireless communications and broadcast services, such as wireless telephony services, paging, mobile radio, wireless data transmission and radio and television broadcasting, and to operators of private networks such as federal, state and local government agencies.

2.	Basis of Presentation

As used herein, as of June 30, 2004, and for the three and six months ended June 30, 2003 and 2004, unless the context otherwise requires, “we,” “us,” “our,” “Company,” or “Global Signal” refers to Global Signal Inc. and its wholly-owned consolidated subsidiaries, including Pinnacle Towers LLC, Pinnacle Towers Canada, Inc., Pinnacle Towers Acquisitions Holdings LLC, Global Signal Services LLC, and Pinnacle Towers Ltd. “Fortress” refers to Fortress Investment Holdings LLC and certain of its affiliates, and “Greenhill” refers to Greenhill Capital Partners, L.P. and affiliated investment funds. Since November 1, 2002, Fortress has been our largest stockholder and Greenhill has been our second largest stockholder.

As of May 11, 2004, we completed our formation of an UPREIT structure whereby we own substantially all of our assets and conduct our operations through an operating partnership, Global Signal Operating Partnership, L.P. (“Global Signal OP”). Global Signal Inc. is the special limited partner of Global Signal OP. Global Signal GP LLC, our wholly-owned subsidiary, is the managing general partner and as such, has the exclusive power to manage and conduct the business of Global Signal OP. The partnership agreement of Global Signal OP provides that it distribute cash flows from its operations to its limited partners and the managing general partner in accordance with their relative percentage interests. The distributions that we receive from Global Signal OP will, among other things, enable us to make dividend distributions to our stockholders. We believe that the UPREIT structure provides flexibility by enabling us to execute certain acquisitions more effectively by giving tax advantages to transferees who accept partnership units in the UPREIT as payment.

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with Global Signal’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Global Signal’s Prospectus, dated June 2, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock option grants to employees and directors using the intrinsic value method under Accounting Principle Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and adopt the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS Statement No. 123. Under APB 25, no compensation costs are recognized relating to the option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. We follow SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, for our stock option grants to other individuals. As such, we measure compensation expense at the date of grant and recognize the expense ratably over the service period. Prior to vesting, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of the options prior to the vesting date will be recognized in the period of the option value increase. The pro forma net income for the 2003 period presented below has been revised to increase the additional pro forma compensation expense arising from the January 2003 acceleration of the vesting of options associated with the termination of our former CEO. Had compensation costs for the employee and director stock option activity been determined based on the fair value at the dates of grant consistent with the provisions of SFAS No. 123, our net income would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income attributable to common stockholders:
Net income (loss) as reported	$5,501	$5,067	$9,931	$(470)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(1,286)	(687)	(3,952)	(1,672)

Pro forma net income (loss)	$4,215	$4,380	$5,979	$(2,142)

Basic income (loss) per share attributable to common stockholders:
Net income (loss) per share as reported	$0.13	$0.11	$0.24	$(0.01)

Pro forma net income (loss) per share	$0.10	$0.10	$0.15	$(0.05)

Diluted income (loss) per share attributable to common stockholders:
Net income (loss) per share as reported	$0.13	$0.11	$0.23	$(0.01)

Pro forma net income (loss) per share	$0.10	$0.09	$0.14	$(0.05)

On February 5, 2004, pursuant to the terms of the stock option plan, the exercise price of the then outstanding stock options was adjusted as follows as a result of the one-time special distribution of $142.2 million declared and paid on that date: the $5 exercise price was reduced to $4.26 per share and the $10 exercise price was reduced to $8.53 per share. The exercise price of our outstanding options was adjusted such that the ratio of the option exercise price to the fair market value of our common stock, as determined by our board of directors, is the same before and after the one-time special distribution; therefore, there was no accounting impact.

4.	Debt

On February 5, 2004, we fully repaid and terminated our senior credit facility (“Old Credit Facility”) with the proceeds from a $418.0 million mortgage loan (“Mortgage Loan”). In addition, on February 6, 2004, we amended our November 2003 credit facility (“Credit Facility”) to increase the commitment to $200.0 million and extend the maturity date to February 2005, which was further extended to October 2005 upon the completion of our initial public offering (see Note 6 - Stockholders’ Equity). On June 8, 2004, we repaid the outstanding borrowings under our Credit Facility. Since amounts repaid can not be re-borrowed, the total commitment under our Credit Facility was reduced to $166.6 million. Our outstanding debt consists of the following (in thousands):

	December 31, 2003	June 30, 2004
	(audited)
Mortgage Loan, weighted average interest rate of 5.0% secured by first priority mortgage liens on certain sites, and a pledge of the Issuers’ capital stock, monthly principal and interest installments of approximately $2.4 million beginning March 2004, maturing January 2009	$—	$415,648
Old Credit Facility, Sixth Amended, interest at variable rates (5.6% to 6.13% at December 31, 2003) secured, quarterly principal installments beginning March 31, 2003, paid in full February 2004	234,980	—
Credit Facility, interest at variable rates (4.87% to 4.92% at December 31, 2003 and 3.58% to 3.90% at June 30, 2004), monthly installments of interest beginning January 2, 2004, paid in full June 2004	28,026	—
Note payable to former tower owner, interest at 10.0% per annum, monthly installments of principal and interest through June 18, 2008, paid in full February 2004	168	—
Pinnacle UK Term Loan, interest rate at 2% above base rate (5.75% at December 31, 2003), paid in full June 2004	1,077	—
Capital lease obligations, interest rate fixed at 10.3%, secured by the underlying capital assets, with monthly principal installments beginning April 2004	—	1,108

	264,251	416,756
Less: current portion of long-term debt	(6,535)	(7,959)

	$257,716	$408,797

The following table shows the maturities of long-term debt for the five twelve month periods after June 30, 2004 (in thousands):

For the twelve months ended June 30,
2005	$7,959
2006	8,467
2007	8,891
2008	9,085
2009	382,354

$416,756

Mortgage Loan

On February 5, 2004, our largest operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and thirteen of its direct and indirect subsidiaries (collectively, the “Issuers”) issued a $418.0 million mortgage note to a newly formed trust, Global Signal Trust I (the “Trust”). The Trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds from the Mortgage Loan were used to repay the then outstanding borrowings under our Old Credit Facility of $234.4 million, to fund a $142.2 million one-time special distribution to our stockholders, to fund $4.6 million into an imposition reserve for taxes, insurance and rents, and the remaining $15.9 million was available to fund operations. Due to the repayment in full of our Old Credit Facility, we incurred a loss on the early extinguishment of debt of $8.4 million associated with the expensing of deferred debt issuance costs.

The Mortgage Loan bears interest at a weighted average rate of approximately 5.0% and is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on substantially all of the Issuers’ tangible assets. The Mortgage Loan requires monthly payments of principal and interest calculated based on a 25-year amortization schedule through January 2009 (the “Anticipated Repayment Date”). If the Mortgage Loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the Mortgage Loan increases by the greater of 5.0% or a U.S. Treasury-based index and substantially all of the Issuers’ excess cash flows from operations are to be utilized to repay outstanding amounts due under the Mortgage Loan.

On a monthly basis, the excess cash flows from the Issuers, after the payment of principal, interest, escrow reserves and expenses, are distributed to us. The Mortgage Loan requires us to maintain a minimum debt service coverage ratio (“DSCR”) defined as the preceding 12 months of net cash flow, as defined in the Mortgage Loan, divided by the amount of principal and interest payments required under the Mortgage Loan in the next 12 months, of 1.45 times. Net cash flow, as defined in the Mortgage Loan with respect to the Issuers, is approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites, minus 10% of revenues. If the DSCR falls below 1.45 times, the excess cash flows from the Issuers are escrowed until the DSCR exceeds 1.45 times for two consecutive quarters, at which time the previously escrowed excess cash flows are released to us. If the DSCR falls below 1.2 times, all excess cash flows, including amounts previously escrowed, are used to repay outstanding principal due under the Mortgage Loan. The Mortgage Loan also restricts our ability to incur or guarantee unsecured indebtedness without confirmation from the rating agencies that such indebtedness will not impact the Mortgage Loan rating. The Mortgage Loan’s covenants could also indirectly limit the payment of dividends. As of June 30, 2004, our DSCR was sufficient to avoid any excess cash flows escrow, thus no net assets were restricted.

Credit Facility

In November 2003, Pinnacle Towers Acquisition Holdings LLC, then known as Pinnacle Towers Acquisition, Inc. (“PTA”), a wholly-owned subsidiary, entered into a $100.0 million committed acquisition line of credit provided by Morgan Stanley. On February 6, 2004, our Credit Facility was amended to increase the total commitment to $200.0 million, extend the due date to February 6, 2005 and reduce the required interest rates to LIBOR plus 2.5% or the federal funds rate plus 2.1175%. The due date was further extended to October 1, 2005, upon completion of the initial public offering of our shares at terms as defined in the agreement. In addition, the February 2004 amendment provides that $5.0 million of the commitment can be used for working capital. On May 12, 2004, we further amended our Credit Facility in connection with the implementation of the UPREIT operating partnership structure to, among other things, substitute Global Signal OP for Global Signal Inc. as the guarantor and the pledgor under our Credit Facility. Upon consummation of the initial public offering (see Note 6 - Stockholders’ Equity), Global Signal OP’s pledge of PTA stock, and our stockholders’ pledge of our stock, were both released. In addition, our stockholders were released as guarantors. PTA paid a $1.0 million commitment fee equal to 0.5% of the total commitment. Furthermore, our Credit Facility requires an exit fee of 0.5% of the outstanding loan balance when the loan is repaid unless Morgan Stanley is engaged, at market terms, as the lead underwriter or placement agent on the replacement financing.

On June 8, 2004, we repaid the outstanding borrowings under our Credit Facility. Since amounts repaid can not be re-borrowed, the total commitment under our Credit Facility was reduced from $200.0 million to $166.6 million. Our Credit Facility is secured by substantially all of PTA’s tangible and intangible assets. Borrowings under our Credit Facility are further limited based on a borrowing base and, as of June 30, 2004, $66.6 million remains available to fund future acquisitions. Our Credit Facility contains restrictive covenants including minimum consolidated EBITDA as defined in our Credit Facility, and debt to consolidated EBITDA levels. In addition, if Fortress and Greenhill do not maintain at least 51% ownership of Global Signal Inc., this would constitute an event of default under the Credit Facility.

Our Credit Facility also limits the payment of dividends from PTA to us to $5.0 million during the term of our Credit Facility and further prohibits payment of dividends to our stockholders directly from these funds. As of June 30, 2004, PTA had not declared or paid any dividends.

5.	Interest Rate Swap Agreements

December 2003 Swap

On December 11 2003, in anticipation of the issuance of the Mortgage Loan, we entered into an interest rate swap agreement (“December 2003 Swap”) with Morgan Stanley as the counterparty to hedge the variability of expected future interest payments under the Mortgage Loan. Under the December 2003 Swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three month LIBOR on the notional amount for the same five-year period. The December 2003 Swap required us to begin making monthly payments to the counter party equal to the difference between 3.816% and the then current three-month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 Swap was terminated in connection with the issuance of the Mortgage Loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of other comprehensive income and which is being amortized as interest expense using the effective interest method over five years, the expected life of the Mortgage Loan, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The effective interest rate on the Mortgage Loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is 6.0%. For the three and six months ended June 30, 2004, amortization of $0.4 million and $0.5 million, respectively, was recorded as interest expense.

March 2004 Swaps

On March 26, 2004, in anticipation of a future financing, we entered into four interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on the financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million beginning in October 2004 through April 2009 in exchange for receiving three-month LIBOR on the same notional amount for the same period. The swaps terminate on the earlier of the issuance of any new mortgage loan or January 1, 2005, at which time the swaps will be settled for cash based on the then fair market value, which, as of June 30, 2004, is approximately a $7.6 million asset. We do not have a firm commitment for this future financing, but believe that it is probable. The anticipated financing is estimated to aggregate in excess of $200.0 million and is estimated to occur during the fourth quarter of 2004. Because the interest rate swaps qualify as anticipatory hedges, we will recognize any settlement cost as other comprehensive income and amortize the cost as interest expense over the life of the mortgage loan, in accordance with SFAS No. 133. Should the issuance of the mortgage loan not be consummated as anticipated, we would be required to recognize the aggregate fair market value of the swaps in current earnings.

6.	Stockholders’ Equity

Initial Public Offering

On June 2, 2004, we completed our initial public offering through the issuance of 8,050,000 shares of our common stock at $18.00 per common share. We received net proceeds of $132.0 million after estimated expenses, underwriters’ discounts and commissions, but excluding $1.9 million of non-cash offering costs representing the fair value of options issued to Fortress and Greenhill in connection with the initial public offering. See “Stock Options” below. A portion of the net proceeds equal to $6.8 million was designated to be used for tower and land acquisitions, which had not yet closed as of June 30, 2004. This $6.8 million has been reflected as a part of restricted cash in the accompanying condensed consolidated balance sheet.

Stock Split

On February 11, 2004, the board of directors approved a 2-for-1 stock split. All common share and per common share amounts have been retroactively restated.

Change in Authorized Shares

On February 11, 2004, the stockholders approved an increase in the number of authorized shares to 20,000,000 preferred shares and 100,000,000 common shares. In addition, on May 11, 2004, the stockholders approved a further increase in the number of authorized shares to 150,000,000 common shares.

Stock Options

In April 2004, two former executives exercised 281,876 common stock options for an equal number of shares of common stock, at an average exercise price of $6.40 per share of common stock. We withheld 43,787 shares from one of the former executives to cover his federal income tax withholding obligation and his share of employment taxes.

In June 2004, our former Chief Executive Officer exercised 233,472 and 183,472 common stock options for an equal number of shares of common stock, at an exercise price of $4.26 per share of common stock and $8.53 per share of common stock, respectively.

In conjunction with the initial public offering, and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, Fortress and Greenhill received 644,000 and 161,000 common stock options, respectively, issued at an exercise price of $18.00 per share, the initial public offering price (see Note 11 – Related Party Transactions).

Warrants

Pursuant to the stated terms of the then outstanding warrants, the exercise price of the warrants was adjusted as follows as a result of the one-time special distribution of $142.2 million declared and paid on February 5, 2004; the $10 exercise price was reduced to $8.53 per share.

On March 5, 2004, Abrams Capital, LLC and certain of its affiliates exercised 197,088 warrants for an equal number of shares of common stock, at an exercise price of $8.53 per share of common stock.

On April 5, 2004, Fortress exercised 418,050 warrants for an equal number of shares of common stock, at an exercise price of $8.53 per share of common stock.

Director Shares

In conjunction with the initial public offering, 5,000 shares of fully vested, unrestricted common stock were issued to each of our four independent directors, who did not beneficially own 10.0% or more of our common stock, upon consummation of the offering, in accordance with our board compensation package for independent directors. We follow APB 25, as amended, for stock grants to our directors. As such, we measured the compensation expense at the date of grant based on the fair market value of our common stock on that date. We recognized the entire associated $0.4 million of non-cash stock-based compensation expense in the three months ended June 30, 2004.

Dividends

On February 5, 2004, the board of directors declared and paid an ordinary dividend to all our stockholders of $0.3125 per share of common stock, or an aggregate of $12.8 million for the three months ended December 31, 2003 and on the same day the board of directors declared and paid a one-time special distribution of $3.468 per share of common stock, or an aggregate $142.2 million, to our stockholders which represented a return of capital, as it exceeded our retained earnings at that date. The board of directors determined that it was in the best interest of our stockholders to utilize the excess cash available from the net proceeds of the Mortgage Loan (see Note 4 – Debt) to make this distribution.

On March 22, 2004, the board of directors declared an ordinary dividend of $0.3125 per share of our common stock, or an aggregate of $13.1 million for the three months ended March 31, 2004, paid on April 22, 2004 to all stockholders of record as of April 9, 2004, of which $11.3 million represented a return of capital to our stockholders, as it exceeded our retained earnings at that date.

On May 11, 2004, the board of directors declared an ordinary dividend of $0.2095 per share of our common stock, or an aggregate of $8.8 million for the two months ended May 31, 2004, paid on June 14, 2004 to all stockholders of record as of May 26, 2004, of which $5.0 million represented a return of capital to our stockholders, as it exceeded our retained earnings at that date.

On June 21, 2004, the board of directors declared an ordinary dividend of $0.1030 per share of our common stock, or an aggregate of $5.2 million for the one month ended June 30, 2004, paid on July 20, 2004 to all stockholders of record as of July 6, 2004, of which $3.9 million represented a return of capital to our stockholders, as it exceeded our retained earnings on that date. The dividend declared is recorded as a liability at June 30, 2004 in the accompanying condensed consolidated financials statements.

7.	Discontinued Operations

During 2003 and 2004, we decided to divest certain non-core assets and under-performing tower sites. Included in these divestures were two wholly-owned subsidiaries, an office building, a portfolio of microwave tower sites and various non-strategic under-performing sites. The operations related to each of these assets were sold or liquidated by June 30, 2004, except for 31 under-performing sites that were held for disposal by sale.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these assets as discontinued operations in the accompanying unaudited condensed consolidated financial statements and the prior period has been classified to conform to the current year presentation with respect to these assets. Revenues and results of operations for these discontinued operations, for the three and six months ended June 30, 2003 and 2004 are as follows (in thousands):

	Three Months Ended June 30,
	2003	2004
Revenues	$820	$215
Direct operating expenses	(725)	(258)

Results of operations	95	(43)
Gain (loss) recognized upon sale of assets of discontinued sites	—	(227)

Income (loss) from discontinued operations	$95	$(270)

	Six Months Ended June 30,
	2003	2004
Revenues	$1,999	$599
Direct operating expenses	(1,804)	(698)

Results of operations	195	(99)
Gain (loss) recognized upon sale of assets of discontinued sites	—	(162)

Income (loss) from discontinued operations	$195	$(261)

The following is a summarized balance sheet presenting the carrying amounts of major classes of assets and liabilities related to discontinued operations as of December 31, 2003 and June 30, 2004 (in thousands):

	December 31, 2003	June 30, 2004
Property and equipment, net	$151	$141
Other assets	—	—

Assets held for sale	$151	$141

Other liabilities	$—	$—

8.	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Numerator:
Net income (loss)	$5,501	$5,067	$9,931	$(470)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	41,000	44,461	41,000	42,760
Effect of dilutive securites	1,900	2,722	1,897	—

Denominator for diluted income (loss) per share - adjusted weighted average	42,900	47,183	42,897	42,760

Basic income (loss) per common share
Income (loss) from continuing operations	$0.13	$0.12	$0.24	$(0.01)
Income (loss) from discontinued operations	0.00	(0.01)	0.00	0.00
Gain (loss) on sale of properties	(0.00)	(0.00)	(0.00)	0.00

Net income (loss)	$0.13	$0.11	$0.24	$(0.01)

Diluted income (loss) per common share
Income (loss) from continuing operations	$0.13	$0.11	$0.23	$(0.01)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Gain (loss) on sale of properties	(0.00)	(0.00)	(0.00)	0.00

Net income (loss)	$0.13	$0.11	$0.23	$(0.01)

For the six months ended June 30, 2004, approximately 3.0 million shares of common stock are excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

9.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2004 was $12.8 million and $3.4 million, respectively. The difference between comprehensive income and net income, defined as other comprehensive income or loss, is primarily related to the effect of our interest rate swaps (see Note 5 - Interest Rate Swaps). Comprehensive income for the three and six months ended June 30, 2003 was $5.0 million and $9.6 million, respectively, which approximated net income. Other comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended June 30,
	2003	2004
Change in fair value of derivatives	$—	$8,020
Currency translation adjustment	(540)	(307)

	$(540)	$7,713

	Six Months Ended June 30,
	2003	2004
Change in fair value of derivatives	$—	$3,838
Currency translation adjustment	(360)	33

	$(360)	$3,871

10.	Acquisitions

On September 23, 2003, a majority of our stockholders formed a new company, Pinnacle Towers Acquisition Holdings LLC, then known as Pinnacle Towers Acquisition, Inc. (“PTA”), with an initial capitalization of $20,000 in cash. This entity had no operations until December 4, 2003, when it acquired a portfolio of 67 tower sites primarily located in the southeastern United States. PTA paid the seller $26.3 million in cash, and incurred approximately $1.0 million in transaction costs. PTA financed this purchase using borrowings under our Credit Facility.

On February 6, 2004, we acquired all of the common stock of PTA for approximately $21,000 cash and the assumption of PTA’s outstanding debt of $28.0 million under our Credit Facility. Because over 99% of the stockholders of Global Signal were also stockholders of PTA, and in the same proportions, this acquisition is a business combination among “entities under common control” and, accordingly, we have accounted for this acquisition in a manner similar to a pooling of interests. As a result, we have included the results of operations and balance sheet of PTA in our financial statements beginning September 23, 2003.

During April 2004, we also acquired five wireless communications towers located in Georgia from two non-affiliated parties for approximately $3.5 million including fees and expenses. These towers generate all of their revenues from 19 wireless telephony tenant leases. We financed these acquisitions with borrowings under our Credit Facility, which we later repaid with proceeds from the initial public offering (see Note 6 – Stockholders’ Equity).

On June 30, 2004, Pinnacle Towers Acquisition, LLC, our wholly-owned subsidiary, acquired all of the membership interests in Tower Ventures III LLC (“Tower Ventures”) from four non-affiliated individuals and their controlled entities for $53.0 million in cash, including expenses of approximately $1.0 million. Of the purchase price, $1.2 million is being held in escrow pending installation of the equipment of certain new tenants under signed tenant leases. Tower Ventures owned 97 wireless communications towers located primarily in Tennessee, Mississippi, Missouri and Arkansas. The sites are generally less than four years old and generate substantially all of their revenues from approximately 240 tenant leases with wireless telephony tenants. The acquisition was financed with proceeds from the initial public offering (see Note 6 - Stockholders’ Equity). The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$261
Prepaid rent	464
Tower assets	44,481
Intangible assets	7,050
Land (easements)	143
Escrowed funds	1,190
Accrued liabilities	(159)
Asset retirement obligation	(422)
Deferred revenue	(621)

Net assets	$52,387

We also acquired 45 other communications towers in June 2004 for $17.5 million, including fees and expenses, which were funded by proceeds from our initial public offering. These towers are located primarily in the eastern and southeastern United States and generated substantially all of their revenues from wireless telephony tenants.

During the six months ended June 30, 2004, we acquired various parcels of land, some in fee simple title, and others in long-term easements, which we had previously leased from the sellers, for a total purchase price of $2.5 million. We also purchased the 9.0% minority interest in Pinnacle Towers, Ltd., our UK subsidiary, for $1.2 million, and repaid its outstanding $0.6 million in borrowings under a term loan with the Bank of Scotland. After this minority interest was acquired, we now own 100% of Pinnacle Towers, Ltd. All of these transactions were funded by proceeds from our initial public offering (see Note 6 – Stockholders’ Equity).

On July 29, 2004, we signed a definitive asset purchase agreement with Lattice Communications, LLC to acquire 235 wireless communications sites for an aggregate purchase price of $117.5 million, including estimated fees and expenses. The tenants on these sites include the largest US wireless carriers, as well as subsidiaries of Cinergy Corp. (“Cinergy”). Cinergy has multi-year leases on many of these sites and utilizes these sites for its private communications and microwave network. The sites to be acquired are located primarily in Indiana, Ohio, Alabama, Kansas and Georgia. The acquisition is expected to close in the fourth quarter of 2004 and is subject to customary closing conditions.

11.	Related Party Transactions

In 2003, our board of directors awarded options to purchase 820,000 shares of our common stock to an employee of Fortress Capital Finance LLC, who served on our board of directors from January 2003 until February 2004 and provided financial advisory services to us through March 2004. Of these options, 30% vested on January 9, 2003, 30% were scheduled to vest on December 31, 2004 and the remaining 40% were scheduled to vest on December 31, 2005. Half of the options had an exercise price of $5 per share and the remainder had an exercise price of $10 per share. Pursuant to the terms of our stock option plan, the exercise price of the then outstanding options was adjusted from $10 to $8.53 per share and from $5 to $4.26 per share, due to the one-time special distribution declared and paid to our stockholders on February 5, 2004. This individual’s agreement to provide financial advisory services was terminated in March 2004 and the vesting of the outstanding options was modified. Following this modification, the former director is entitled to exercise options to purchase 246,000 shares at an exercise price of $4.26 and options to purchase 246,000 shares at an exercise price of $8.53 until December 31, 2004. The remaining options to acquire 328,000 shares were forfeited. We follow SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, for our stock option grants to this individual. For the three and six months ended June 30, 2004, as a result of the services provided before the termination, the termination of this individual’s agreement and the resulting modification, we recognized a total expense of approximately $0 and $2.6 million, respectively, related to these options.

In connection with the initial public offering (see Note 6—Stockholders’ Equity), and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to FRIT PINN LLC, an affiliate of Fortress, and Greenhill, or affiliates of such entities, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for FRIT PINN LLC (or its affiliates), the right to acquire 644,000 shares which is equal to 8% of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire 161,000 shares which is equal to 2% of the number of shares issued in the initial public offering, including the over-allotment, all at an exercise price per share equal to the initial offering price of $18.00 per share. All of the options were immediately vested and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million, by netting it against the net proceeds.

At our board meeting in December 2003, the board passed a resolution renewing the annual monitoring fee of $2.0 million for the one-year period from November 1, 2003 to October 31, 2004 to Fortress Pinnacle Acquisition LLC and Greenhill. This monitoring fee was provided as compensation for consulting and management advisory services and analysis, including assistance in our re-organization and the re-engineering of our business process, assistance in identifying, recruiting and hiring our executives, assistance in forming and executing our capital management strategy and assistance in executing our acquisition strategy, as were requested by us and provided by Fortress and Greenhill. The monitoring fee arrangement was terminated on March 22, 2004, effective March 31, 2004, with no additional amounts due and, as a result, the remaining obligation of $1.2 million was not and will not be paid.

12.	Commitments and Contingencies

Purchase Commitments

As of June 30, 2004, we had no outstanding purchase agreements to acquire assets. Since June 30, 2004, we have entered into asset purchase agreements to acquire various tower assets from 12 unrelated sellers, for a total estimated purchase price of $126.9 million, including estimated fees and expenses of the purchases, which includes a definitive asset purchase agreement with Lattice Communications, LLC to acquire 235 wireless communications sites for an aggregate purchase price of $117.5 million, including estimated fees and expenses. The Lattice acquisition is expected to close in the fourth quarter of 2004 and is, as are our other executed asset purchase agreements, subject to customary closing conditions.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, and other information we provide from time to time, contain certain “forward-looking” statements as that term is defined by Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations regarding our: performance in 2004 and later; future financial position, revenues, expenses, liquidity and capital resources; closing of acquisitions; how we will meet our cash requirements; ability to obtain future financing and capital; anticipated capital expenditures for tower related equipment and tower augmentations and improvements; and belief that the UPREIT structure provides us with flexibility and similar statements including, without limitation, those containing such words as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “believe(s),” “seek(s),” “estimate(s),” and other similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different than those described in the forward-looking statements; Global Signal can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from our expectations or beliefs include, but are not limited to: our continued ability to acquire towers at attractive prices and/or which will generate returns consistent with expectations; the possibility that the towers that we have acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of transactions will not be satisfied; the possibility that non-binding Letters of Intent will not result in purchase agreements or closings; and other risks detailed from time to time in Global Signal’s SEC reports including, but not limited to, its Prospectus, dated June 2, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b), under the Securities Act of 1933, as amended. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the company’s expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest wireless communications tower owners in the United States, based on the number of towers owned. For the three and six months ended June 30, 2004, substantially all of our revenues came from our ownership, leasing and management of wireless communications towers and other communications sites. Our sites are primarily located in the southeastern and mid-Atlantic regions of the country. As of December 31, 2003 and June 30, 2004, we owned 2,206 and 2,343 towers, respectively, and 251 and 252 other communications sites as of December 31, 2003 and June 30, 2004, respectively. In addition, as of December 31, 2003 and June 30, 2004, we managed 819 and 765 towers, rooftops and other communications sites, respectively, where we had the right to market space or where we had a sublease arrangement with the site owner. As of December 31, 2003 and June 30, 2004, we owned or managed a total of 3,276 and 3,360 communications sites, respectively. We own substantially all of our assets and conduct our operations through an operating partnership, Global Signal Operating Partnership, L.P., or “Global Signal OP.” Global Signal Inc. is the special limited partner and our wholly-owned subsidiary, Global Signal GP LLC, is the managing general partner of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders and comply with various other requirements. We also have certain subsidiaries that are not qualified REIT subsidiaries and, therefore, their operations will be subject to federal income tax.

The majority of our customer base is comprised of wireless service providers. In addition, we serve a broad array of government agencies, operators of private networks and broadcasters. The economic and industry factors relevant to our business fall into the following four primary categories: (1) the growth or decline in the number of wireless subscribers, (2) the increase or decrease in wireless usage per subscriber, (3) customer demand for high network quality and ubiquitous coverage, and (4) the development and adoption of new wireless technologies, devices and applications. Over the past ten years, new wireless technologies, devices and applications have become more advanced and broadly utilized by wireless subscribers. As new technologies, devices and applications have developed, new networks have been deployed to support the more advanced applications and the growth in the number of wireless subscribers while more mature technologies, such as paging, have experienced shrinking subscriber bases and network contraction. Some of the key indicators that we regularly monitor to evaluate growth trends affecting wireless technology usage are the growth or contraction of a particular technology’s wireless subscribers and the usage as measured in minutes of use or network capacity utilization.

The material opportunities, challenges and risks of our business have changed significantly over the past two years. Most recently, concurrent with an increased focus on improving network quality, many of our wireless customers have experienced a general improvement in their overall financial condition. This has resulted in an increase in these customers’ abilities to invest in their networks and a related increase in our telephony tenant base. During 2003 and the first half of 2004, the demand by wireless telephony service providers for our communications sites increased compared to the demand we experienced during 2002 and 2001. Our growth will be primarily affected by the future demand for communications sites by wireless telephony service providers, paging service providers and government agencies. The demand for communications site space by wireless telephony service providers will be driven by growth in their subscribers’ utilization of wireless telephony services, including utilization of their networks for data services. In addition, demand could also be affected by carrier consolidation, because consolidation could result in duplicative coverage and excess network capacity. Recently, Cingular and AT&T Wireless agreed to merge, which could adversely impact tenant lease revenues at some of our communications sites. For example, as of June 30, 2004, 126 of our sites are occupied by both Cingular and AT&T Wireless and the combined revenues from AT&T Wireless and Cingular on these sites was approximately $1.6 million for the three months ended June 30, 2004. These tenants may also be located on nearby wireless communications towers owned by our competitors. In addition, Arch Wireless, our largest customer for the six months ended June 30, 2004, has agreed to merge with MetroCall Holdings, Inc., our seventh largest customer for the six months ended June 30, 2004. Both customers offer paging services throughout the United States and consequently will have duplicate coverage in most markets. As a result, network consolidation by these tenants after the merger is completed could adversely impact tenant lease revenues at some of our sites. Lastly, the demand for communications site space by government entities will be driven by the agencies’ demand for new digital networks and the ability to communicate with other government agencies as well as their ability to gain funding for such networks.

Our growth opportunities are primarily linked to organic growth on our existing towers and acquiring and developing new towers on which our wireless customers will seek to locate their equipment, thereby growing our overall tenant base.

A key component of our growth strategy is our capital management strategy, which supports the financing of our new tower development and tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using low cost fixed rate debt obtained through the issuance of mortgage-backed securities combined with a portion of the proceeds from our recent equity offering and additional equity issuances if deemed appropriate. To accomplish this, we will first use the proceeds from our initial public offering and then we plan to finance newly acquired and developed wireless communications sites through borrowings on our credit facility, which we expect will be repaid with proceeds from the issuance of mortgage-backed securities.

Prior to our reorganization we acquired certain sites unrelated to our core tower business, which have subsequently been sold, and which our former management was unable to efficiently integrate and manage. Our current growth strategy, which is in part based on a new site acquisition and development strategy, is significantly different. The primary differences are (1) our strategy to finance our sites using a capital structure which we believe does not rely on growth to reduce leverage and uses low cost fixed rate debt obtained through the issuance of mortgage-backed securities combined with a portion of the proceeds from our initial public offering to finance our new tower acquisitions and development growth, (2) our strategy to buy core tower sites with in-place telephony or government tenants where we believe there is a high likelihood of multiple lease renewals, (3) our underwriting process which evaluates each site individually and prices each site based on its current yield and the site and tenant attributes and location of the site, and (4) our focus on integrating, maintaining and operating the sites we buy efficiently and effectively.

The primary factors affecting our determination of the value of a communications site are its location and the immediate area’s competitive structures, tenant base and tenant credit quality. Our communications sites are primarily located in the southeastern and mid-Atlantic regions of the United States, in addition to our sites in Canada and the United Kingdom. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing suburban communities. We also have a diverse tenant base, which includes government agencies, large and small wireless service providers and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to small independent operations. As of December 31, 2003 and June 30, 2004, our communications sites averaged 4.2 and 4.0 tenants per owned tower, respectively.

Acquisitions and Dispositions of Communications Sites

Our financial results are also impacted by the timing, size and number of acquisitions and dispositions we complete in a period. Our number of active communications sites increased from 3,225 at June 30, 2003 to 3,360 at June 30, 2004. During the first six months of 2004, we acquired 147 communications towers from various independent sellers. In addition, we routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. During the three and six months ended June 30, 2004, we disposed of 35 and 78 under-performing sites, respectively, primarily consisting of managed sites, and as of June 30, 2004, we had 31 other sites held for sale.

On September 23, 2003, a majority of our stockholders formed a new company, Pinnacle Towers Acquisition Holdings LLC (“PTA”), then known as Pinnacle Towers Acquisition Inc. This entity had no operations until December 4, 2003, when it acquired, from TowerCom Enterprises, L.L.C. and its affiliates, a portfolio of 67 towers with 132 telephony tenant leases which are primarily located in Florida, Georgia, Alabama and Mississippi and are generally less than four years old. The purchase price was $26.3 million in cash, and PTA accounted for the purchase using purchase accounting. PTA was initially funded through a $100.0 million committed acquisition credit facility (“Credit Facility”), provided by Morgan Stanley, which was increased to $200.0 million on February 6, 2004. In addition, on February 6, 2004, we exercised our option to acquire all the outstanding common stock of PTA, and PTA became our wholly-owned subsidiary. We acquired the common stock of PTA for approximately $21,000. Global Signal and PTA had 99% common controlling stockholders. Because our acquisition of PTA was a business combination among “entities under common control,” we have accounted for it in a manner similar to a pooling of interests. As a result, we have included the financial statements of PTA in our financial statements beginning September 23, 2003.

During the second quarter ended June 30, 2004, we also acquired 50 wireless communications towers located primarily in the eastern and southeastern United States for approximately $21.2 million including fees and expenses. These towers generate substantially all of their revenues from wireless telephony tenant leases. We financed these acquisitions either with borrowings under our Credit Facility, which we later repaid with proceeds from the initial public offering, or with proceeds from the initial public offering, if acquired after the completion of the initial public offering.

On June 30, 2004, Pinnacle Towers Acquisition, LLC, our wholly-owned subsidiary, acquired all of the membership interests in Tower Ventures III LLC (“Tower Ventures”) from four non-affiliated individuals and their controlled entities for $53.0 million in cash, including expenses of approximately $1.0 million. Of the purchase price, $1.2 million is being held in escrow pending installation of the equipment of certain new tenants under signed tenant leases. Tower Ventures owned 97 wireless communications towers located primarily in Tennessee, Mississippi, Missouri and Arkansas. The sites are generally less than four years old and generate substantially all of their revenues from approximately 240 tenant leases with wireless telephony tenants. The acquisition was financed with proceeds from the initial public offering.

During the six months ended June 30, 2004, we acquired various parcels of land, some in fee simple title, and others in long-term easements, which we had previously leased from the sellers, for a total purchase price of $2.5 million. We also purchased the 9.0% minority interest in Pinnacle Towers, Ltd., our UK subsidiary, for $1.2 million, and repaid its outstanding $0.6 million in borrowings under a term loan with the Bank of Scotland. After this minority interest was acquired, we now own 100% of Pinnacle Towers, Ltd. All of these transactions were funded by proceeds from our initial public offering.

Recent Developments

On July 29, 2004, we signed a definitive asset purchase agreement with Lattice Communications, LLC to acquire 235 wireless communications sites for an aggregate purchase price of $117.5 million, including estimated fees and expenses. The tenants on these sites include the largest US wireless carriers, as well as subsidiaries of Cinergy Corp. (“Cinergy”). Cinergy has multi-year leases on many of these sites and utilizes these sites for its private communications and microwave network. The sites to be acquired are located primarily in Indiana, Ohio, Alabama, Kansas and Georgia. The acquisition is expected to close in the fourth quarter of 2004 and is subject to customary closing conditions.

In July 2004, our board of directors elected Greerson G. McMullen to serve as our Executive Vice President, General Counsel and Secretary, replacing Stephen W. Crawford.

Revenues

We generate substantially all of our revenues from leasing space on communications sites to various tenants including wireless service providers, government agencies, operators of private networks, and broadcasters. Factors affecting our revenues include the rate at which our customers deploy capital to enhance and expand their networks, the rate at which customers rationalize their networks, the renewal rates of our tenants and fixed-price annual escalation clauses in our contracts that allow us to increase our tenants’ rental rates over time.

For the six months ended June 30, 2004, 80.6% and 90.3% of our revenues and gross margin, respectively, were generated from our owned sites, while 19.4% and 9.7% of our revenues and gross margin, respectively, were generated from our managed sites. Typically, our tenant lease agreements are specific to a site, are for terms of one to ten years, and are renewable for multiple pre-determined periods at the option of the tenant. Rents under the tenant leases are generally due to us on a monthly basis, and revenues from each agreement are recognized monthly. These agreements typically contain fixed-price annual escalation clauses; however, rental revenues are recognized in our financial statements on a straight-line basis over the contractual term of the agreements.

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, and radio and television broadcast. For the months of June 2003 and 2004, our revenues mix for these primary technology categories was as follows:

	Percent of Revenues for the Month of
Tenant technology type	June 2003	June 2004
Telephony (PCS, Cellular, ESMR)	38.9%	43.2%
Mobile radio	27.0%	23.1%
Paging	22.0%	21.3%
Broadcast	7.0%	7.7%
Wireless data and other	5.1%	4.7%

Total	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not own the land at our site), utilities, property and ad valorem taxes, insurance and site maintenance cost. Other shared costs such as property management, site operations and contract administration are included in selling, general and administrative as described below. Because the costs of operating an owned site generally do not increase significantly as we add additional tenants, new lease revenues from additional tenants to a particular site provide high incremental gross margin for that site. Similarly, the loss of any tenant on an owned site does not significantly reduce the costs associated with operating that site; and as a result, the lost lease revenues will reduce cash flows and gross margin from that site. Fluctuations in our gross margins on owned sites are directly related to changes in our tenant lease revenues. For managed sites, we typically pay the site owner either a fixed fee, a percentage of revenues or a combination of a fixed fee plus a percentage of revenues. In instances where we pay the landlord a percentage of revenues, changes in revenues result in an increase or decrease, as applicable, in our communications site operating costs.

Selling, general and administrative expenses consist of five major components: (1) sales, marketing and collocations, (2) property management and site operations, (3) contracts administration, (4) business development including acquisitions and new builds, and (5) administrative support including legal, finance, accounting, and information technology.

Results of Operations

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

The following table sets forth for the periods indicated, each statement of operations item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and notes thereto included in our Prospectus, dated June 2, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

	Three Months Ended June 30,
	2003		2004		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$41,909	100.0%	$44,139	100.0%	$2,230	5.3%
Direct site operating expenses (excluding depreciation, amortization and accretion)	13,652	32.6%	13,318	30.2%	(334)	-2.4%

Gross margin	28,257	67.4%	30,821	69.8%	2,564	9.1%

Other expenses:
Selling, general and administrative (excluding $0 and $ 608 of non-cash stock-based compensation, respectively)	6,694	16.0%	5,855	13.3%	(839)	-12.5%
State franchise, excise and minimum taxes	208	0.5%	165	0.4%	(43)	-20.7%
Depreciation, amortization and accretion	11,176	26.7%	11,954	27.1%	778	7.0%
Non-cash stock-based compensation expense for services	—	0.0%	608	1.4%	608	0.0%

	18,078	43.1%	18,582	42.1%	504	2.8%

Operating income	10,179	24.3%	12,239	27.7%	2,060	20.2%
Interest expense, net	5,092	12.2%	6,803	15.4%	1,711	33.6%
Minority interest in net income of subsidiary	(3)	0.0%	(9)	0.0%	(6)	200.0%

Income from continuing operations before income tax benefit (expense)	5,090	12.1%	5,445	12.3%	355	7.0%
Income tax benefit (expense)	343	0.8%	(102)	-0.2%	(445)	-129.7%

Income from continuing operations	5,433	13.0%	5,343	12.1%	(90)	-1.7%
Income (loss) from discontinued operations	95	0.2%	(270)	-0.6%	(365)	-384.2%

Income before loss on sale of properties	5,528	13.2%	5,073	11.5%	(455)	-8.2%
Loss on sale of properties	(27)	-0.1%	(6)	0.0%	21	-77.8%

Net income	$5,501	13.1%	$5,067	11.5%	$(434)	-7.9%

Revenues

The increase in revenues of $2.2 million or 5.3%, was primarily a result of the addition of approximately $0.8 million in revenues from our acquisition of 67 communications tower sites in December 2003, and five communications towers in April 2004, and from internal growth. The 97 towers acquired from Tower Ventures did not close until June 30, 2004, therefore, the results for the three months ended June 30, 2004, do not include any results of operations from these towers. Our internal growth was primarily driven by growth in our revenues generated from telephony customers, which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 38.0% for the three months ended June 30, 2003 to 42.7% for the three months ended June 30, 2004.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses decrease of $0.3 million primarily related to decreased major maintenance expenses incurred at our sites and lower rent expense resulting from a decline in our revenues generated on managed sites on which a portion of our rent expense is calculated based on our revenues. This decrease was partially offset by increased site expenses related to the acquisition of 67 communications tower sites in December 2003, and five communications towers in April 2004. As a percentage of revenues, our direct site operating expenses decreased to 30.2% of revenues for the three months ended June 30, 2004 from 32.6% of revenues for the three months ended June 30, 2003.

Selling, general and administrative

Our selling, general and administrative expenses decrease of $0.8 was primarily attributable to a $0.5 million decline in monitoring fees paid to Fortress and Greenhill, as the monitoring agreement ended in March 2004, and decreased professional fees. As a percentage of revenues, our selling, general and administrative expenses declined to 13.3% of revenues for the three months ended June 30, 2004 from 16.0% of revenues for the three months ended June 30, 2003.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion of $0.8 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to the addition of 67 communications tower sites in December 2003 along with additional capital expenditures at our sites.

Non-cash stock-based compensation expense for services

For the three months ended June 30, 2004, we recognized $0.4 million in stock-based compensation related to 20,000 fully-vested and unrestricted common stock shares issued to four independent directors, who did not beneficially own 10.0% or more of our common stock, upon consummation of the initial public offering, in accordance with our board compensation package for independent directors and $0.2 million related to stock options granted to an executive at an exercise price less than the market value of the stock on the grant date.

Interest expense, net

Our net interest expense increase of $1.7 million is related to the increase in the amount of debt in our capital structure resulting from the February 5, 2004 securitization transaction, which included the repayment of our old credit facility (“Old Credit Facility”), and the issuance of the mortgage loan (“Mortgage Loan”) of $418.0 million.

Income tax expense

Our income tax expense increase of $0.4 million resulted primarily from a revaluation of deferred tax assets attributable to certain foreign subsidiary operations.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

The following table sets forth for the periods indicated, each statement of operations item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our condensed consolidated financial statements and notes thereto included in our Prospectus, dated June 2, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

	Six Months Ended June 30,
	2003		2004		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$83,143	100.0%	$87,583	100.0%	$4,440	5.3%
Direct site operating expenses (excluding depreciation, amortization and accretion)	26,949	32.4%	26,717	30.5%	$(232)	-0.9%

Gross margin	56,194	67.6%	60,866	69.5%	4,672	8.3%

Other expenses:
Selling, general and administrative (excluding $0 and $ 3,212 of non-cash stock-based compensation, respectively)	13,211	15.9%	12,414	14.2%	(797)	-6.0%
State franchise, excise and minimum taxes	417	0.5%	337	0.4%	(80)	-19.2%
Depreciation, amortization and accretion	22,352	26.9%	23,792	27.2%	1,440	6.4%
Non-cash stock-based compensation expense for services	—	0.0%	3,212	3.7%	3,212	0.0%

	35,980	43.3%	39,755	45.4%	3,775	10.5%

Operating income	20,214	24.3%	21,111	24.1%	897	4.4%
Interest expense, net	10,809	13.0%	12,893	14.7%	2,084	19.3%
Loss on early extinguishment of debt	—	0.0%	8,449	9.6%	8,449	0.0%
Minority interest in net loss of subsidiary	3	0.0%	—	0.0%	(3)	-100.0%

Income (loss) from continuing operations before income tax benefit (expense)	9,402	11.3%	(231)	-0.3%	(9,633)	-102.5%
Income tax benefit (expense)	419	0.5%	(112)	-0.1%	(531)	-126.7%

Income (loss) from continuing operations	9,821	11.8%	(343)	-0.4%	(10,164)	-103.5%
Income (loss) from discontinued operations	195	0.2%	(261)	-0.3%	(456)	-233.8%

Income (loss) before gain (loss) on sale of properties	10,016	12.0%	(604)	-0.7%	(10,620)	-106.0%
Gain (loss) on sale of properties	(85)	-0.1%	134	0.2%	219	-257.6%

Net income (loss)	$9,931	11.9%	$(470)	-0.5%	$(10,401)	-104.7%

Revenues

The increase in revenues of $4.4 million or 5.3%, was primarily a result of approximately $1.5 million in revenues from our acquisition of 67 communications tower sites in December 2003 and five communications towers in April 2004, and from internal growth. The 97 towers acquired from Tower Ventures did not close until June 30, 2004, therefore, the results for the six months ended June 30, 2004, do not include any results of operations from these towers. Our internal growth was primarily driven by growth in our revenues generated from telephony customers, which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 37.8% for the six months ended June 30, 2003 to 42.5% for the six months ended June 30, 2004.

For the six months ended June 30, 2004, Arch Wireless, Inc. (“Arch”), our largest customer, accounted for 10.7% of our revenues. Our current contract with Arch, which expires in May 2005, allows Arch to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. The number of sites that Arch currently occupies is less than the maximum number of sites allowable under the current contract. Consequently, we cannot make assurances that we will be able to renew their lease at the same rate or terms upon its expiration. In addition, on March 29, 2004, Arch and Metrocall Holdings, Inc., our seventh largest customer for the six months ended June 30, 2004, announced that they had executed a merger agreement.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses decreased by $0.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in direct site operating expenses primarily related to decreased utilities and maintenance expenses incurred at our sites, and lower rent expense resulting from a decline in our revenues generated on managed sites on which a portion of our rent expense is calculated based on our revenues. These decreases were in part offset by direct site operating expenses from our acquisition of 67 communications tower sites in December 2003 and five communications towers in April 2004. As a percentage of revenues, our direct site operating expenses decreased to 30.5% of revenues for the six months ended June 30, 2004 from 32.4% of revenues for the six months ended June 30, 2003.

Selling, general and administrative

Our selling, general and administrative expenses decrease of $0.8 was primarily attributable to a $0.5 million decline in monitoring fees paid to Fortress and Greenhill, as the monitoring agreement was terminated in March 2004, and a decrease in professional fees. As a percentage of revenues, our selling, general and administrative expenses declined to 14.2% of revenues for the six months ended June 30, 2004 from 15.9% of revenues for the six months ended June 30, 2003.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion of $1.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to the addition of 67 communications tower sites in December 2003 along with additional capital expenditures at our sites.

Non-cash stock-based compensation expense for services

In August 2003, our board of directors awarded options to purchase shares of our common stock to an employee of Fortress Capital Finance LLC, who provided financial advisory services to us. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified. As a result of the services provided before the termination, the termination of this individual’s agreement and the resulting modification, we recorded a total expense of $2.6 million in the six months ended June 30, 2004 related to these stock options which concludes all charges to be recognized related to this agreement. Additionally, we recognized $0.4 million in stock-based compensation related to 20,000 shares of fully-vested, unrestricted common stock issued to our four independent directors, who did not beneficially own 10.0% or more of our common stock, upon consummation of the initial public offering, in accordance with our board compensation package for independent directors, and $0.2 million related to options granted to an executive which were granted at an exercise price less than the market value of the stock on the grant date.

Interest expense, net

Our net interest expense increase of $2.1 million is related to the increase in the amount of debt in our capital structure resulting from the February 5, 2004 securitization transaction, which included the repayment of our Old Credit Facility, and the addition of the Mortgage Loan of $418.0 million.

Loss on early extinguishment of debt

On February 5, 2004, our largest operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a Mortgage Loan made payable to a newly formed trust. A portion of the net proceeds was used to repay outstanding borrowings under our Old Credit Facility, and as a result of this repayment, this facility was terminated and $8.4 million of unamortized deferred financing costs related to the Old Credit Facility were expensed.

Income tax expense

Our income tax expense increase of $0.5 million resulted primarily from a revaluation of deferred tax assets attributable to certain foreign subsidiary operations.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, construction costs for new tower builds, tower acquisitions, other capital expenditures, and dividend payments. We expect to meet our cash requirements for the remainder of 2004 by using cash generated from operating activities, net proceeds from our recently completed initial public offering, borrowings under our Credit Facility, additional equity issuances, if deemed appropriate, and a second mortgage backed securitization which we expect to complete in the fourth quarter of 2004. We do not have a firm commitment for this future financing, but believe that it is probable.

On February 5, 2004, our largest operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage note made payable to a newly formed trust. The Mortgage Loan requires monthly payments of principal and interest of approximately $2.4 million, and bears interest at a weighted average interest rate of 5.0% as of June 30, 2004, with a final maturity date of January 2029; however, the loan documents impose material penalties if we fail to repay the Mortgage Loan on or prior to January 2009. The proceeds from the Mortgage Loan were used primarily to repay the $234.4 million of then outstanding borrowings under our Old Credit Facility and to fund a $142.2 million one-time special distribution to our stockholders. In connection with the repayment of our Old Credit Facility, we also terminated our ability to borrow under its line of credit. The Mortgage Loan restricts the ability of our largest operating subsidiary, Pinnacle Towers LLC and its subsidiaries, from incurring other indebtedness or further encumbering their assets. In addition, so long as the tangible assets of Pinnacle Towers LLC under the Mortgage Loan represent at least 25% of the assets of Global Signal Inc., it will be an event of default under the Mortgage Loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates that none of the ratings will be adversely affected.

On February 6, 2004, we acquired all of the outstanding common stock of PTA through the exercise of an option granted to us by its stockholders, which constituted the majority of our stockholders. In connection with the acquisition of PTA’s outstanding stock, we increased the capacity on our Credit Facility to $200.0 million, including a $5.0 million working capital line, of which $66.6 million was available on June 30, 2004. The maturity date of the Credit Facility was extended to October 1, 2005 upon consummation of the initial public offering. Because this acquisition was a business combination among “entities under common control,” we have accounted for it in a manner similar to a pooling of interests.

On June 2, 2004, we completed the initial public offering of 8,050,000 shares of our common stock, including shares issued pursuant to the exercise of the underwriters’ overallotment option, for $18.00 per share. The net cash proceeds were used in part to repay $33.4 million outstanding under our Credit Facility, fund the acquisition of Tower Ventures for $53.0 million, including expenses, and fund the purchase of 45 other communications towers for $17.5 million, including expenses. Given that amounts repaid under our Credit Facility can not be re-borrowed, the total commitment under our Credit Facility has been reduced to $166.6 million.

Cash Flows

Net cash flows provided by operating activities was $39.4 million for the six months ended June 30, 2004 compared to $28.8 million for the six months ended June 30, 2003. The increase of $10.8 million of net cash flows provided by operating activities is primarily the result of $0.6 million of cash flows from operating activities provided by increases in working capital in the six months ended June 30, 2004 as compared to $7.0 million of cash flows used in working capital in the six months ended June 30, 2003. During the six months ended June 30, 2003, we made payments of liabilities accrued prior to and in connection with our emergence from Chapter 11 bankruptcy which resulted in a decrease in our accounts payable and accrued expense and cash flows from operating activities being used in working capital.

Net cash flows used in investing activities was $104.3 million for the six months ended June 30, 2004 compared to $1.5 million for the six months ended June 30, 2003. Investing activities for the six months ended June 30, 2004 consisted of (1) the acquisition of Tower Ventures LLC, and various other tower assets for $73.8 million, including fees and expenses, the purchase of interests in land under which we had previously held a leasehold interest for $2.5 million, and the purchase of the minority interest in our subsidiary, Pinnacle UK, Ltd., for $1.2 million, (2) the funding of restricted cash escrow and imposition reserve accounts totaling $22.5 million as a part of our Mortgage Loan transaction, and (3) $5.0 million of capital expenditures related to our implementation of new software systems and improvements to our existing communications sites. These uses were, in part, offset by proceeds of $0.6 million from the disposals of under-performing sites. During the six months ended June 30, 2003, our investing activities of $1.5 million related primarily to improvements and additions to our communications sites totaling $3.7 million, net of proceeds totaling $2.0 million from the disposal of under-performing sites.

Net cash provided by financing activities was $97.5 million for the six months ended June 30, 2004 and is primarily related to $418.0 million in borrowings associated with our Mortgage Loan transaction on February 5, 2004, net cash proceeds of $133.3 million from the initial public offering, and proceeds of $9.7 million from the exercise of common stock options and warrants. These funds were in part offset by $235.1 million used to repay in full our Old Credit Facility, $33.4 million to repay the outstanding borrowings under our Credit Facility, payment of $6.2 million to terminate the December 2003 interest rate swap, debt issuance costs of $14.0 million on our Mortgage Loan, and payments of $34.7 million in ordinary dividends, of which $16.3 million represents a return of capital, and a $142.2 million one-time special distribution to our stockholders which represented a return of capital. Net cash used in financing activities for the six months ended June 30, 2003 primarily consisted of $1.0 million of borrowings under our Old Credit Facility and $18.9 million of principal repayments related to that same facility.

Capital expenditures were $5.0 million for the six months ended June 30, 2004 compared to $3.7 million for the six months ended June 30, 2003. The capital expenditures for these two periods primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements which totaled $3.3 million and $4.7 million for the six months ended June 30, 2003 and 2004, respectively.

As of June 30, 2004, we had no outstanding purchase agreements to acquire assets. Since June 30, 2004, we have entered into asset purchase agreements to acquire various tower assets from 12 unrelated sellers, for a total estimated purchase price of $126.9 million, including estimated fees and expenses of the purchases, which includes a definitive asset purchase agreement with Lattice Communications, LLC to acquire 235 wireless communications sites for an aggregate purchase price of $117.5 million, including estimated fees and expenses. The Lattice acquisition is expected to close in the fourth quarter of 2004 and is, as are our other executed asset purchase agreements, subject to customary closing conditions. Although we have no material commitments for capital expenditures, we anticipate our capital expenditures for tower related equipment and tower augmentations and improvements during 2004 to be comparable to our capital expenditures made during 2003, which was $8.5 million. In addition, we are currently upgrading our software systems. We have completed the initial implementation of our PeopleSoft software system, in July 2004, for our accounting functions including vendor payments, accounts receivable and internal financial reporting functions. We are also implementing a manageStar software system to manage our communications sites, tenant leases and other operational data. For the six months ended June 30, 2004, we have incurred $2.3 million of costs related to these implementations. We have obtained three-year financing for approximately $1.2 million of these costs related to new hardware and software. The remaining costs were paid from cash.

Credit Facility

On February 6, 2004, we amended our $100.0 million Credit Facility with Morgan Stanley to, among other things, increase the commitment thereunder to $200.0 million including a $5.0 million working capital line, and to reduce the applicable margin for federal funds rate loans and LIBOR loans to 2.1175% and 2.50%, respectively. Additionally, we paid a commitment fee of $1.0 million, and we are required to pay an exit fee in an amount equal to 0.5% of the outstanding principal balance, under certain circumstances. We also extended the maturity date to February 6, 2005, which was further extended to October 1, 2005 upon the consummation of the initial public offering. Furthermore, we pledged 100% of our ownership interest in PTA and became a guarantor under our Credit Facility. On May 12, 2004, we further amended our Credit Facility in connection with the implementation of the UPREIT operating partnership structure to, among other things, substitute Global Signal OP for Global Signal Inc. as a guarantor and a pledgor under our Credit Facility. Upon consummation of the initial public offering, Global Signal OP’s pledge of its ownership interest in PTA and our stockholders’ pledge of our stock, were both released. In addition, our stockholders were released as guarantors. On June 8, 2004, we repaid the outstanding borrowings under our Credit Facility. Given that amounts repaid can not be re-borrowed, the total commitment was reduced from $200.0 million to $166.6 million, including the $5.0 million working capital line of which $3.1 million was available at June 30, 2004. Our Credit Facility is secured by substantially all of PTA’s tangible and intangible assets. Borrowings under our Credit Facility are further limited based on a borrowing base and, as of June 30, 2004, $66.6 million was available to fund future acquisitions based on the borrowing base.

Securitization

Our largest operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries (collectively, the “Issuers”) issued a $418.0 million mortgage note payable to a newly formed trust, made on February 5, 2004. The trust simultaneously issued $418.0 million in commercial mortgage pass-through certificates with terms identical to the Mortgage Loan. The Mortgage Loan is secured by (1) mortgage liens on the Issuers’ interests (fee, leasehold or easement) in more than 1,100 of our wireless communications sites, (2) a security interest in substantially all of the Issuers’ personal property and fixtures including the Issuers’ rights under substantially all of their site management agreements, tenant leases (excluding tenant leases for sites referred to in (1) above) and a management agreement with Global Signal Services LLC and (3) a pledge of the capital stock (or equivalent equity interests) of each of the Issuers (including a pledge of the ownership interests of Pinnacle Towers LLC from its direct parent). Our consolidated financial statements include the Mortgage Loan but do not include the financial statements of the trust.

The principal amount of the Mortgage Loan is divided into seven tranches. Interest accrues on each tranche at a fixed rate per annum. As of June 30, 2004, the weighted average interest rate on the various tranches was 5.0%.

The Issuers are required to make monthly payments of principal and interest on the Mortgage Loan. The amount of principal due each month will initially be calculated based on a 25-year amortization schedule, with a final maturity date of January 2029. However, the loan documents impose material penalties if the Issuers fail to repay the Mortgage Loan on or prior to the monthly payment date in January 2009, including the following: incurring additional interest, requiring all excess cash flows after the payment of principal, interest, reserves and certain operating expenses, as defined, to be applied to repay the loan, and at the election of the lender, transferring servicing of the sites to an unrelated third party.

If the debt service coverage ratio, defined in the Mortgage Loan as the net cash flows for the sites for the immediately preceding twelve calendar month period divided by the amount of principal and interest that the Issuers will be required to pay over the succeeding twelve months on the Mortgage Loan, as of the end of any calendar quarter falls to 1.45 times or lower, then all excess cash flow of the Issuer will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the debt service coverage ratio exceeds 1.45 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the Issuer will be applied to prepay the Mortgage Loan. As of June 30, 2004, our debt service coverage ratio was 3.39. Our future debt service coverage ratio will be affected by our net cash flows which are primarily a result of new leasing activities on our existing communications sites, our existing tenant credit worthiness and lease renewals, and the future expenses we incur to maintain our sites.

The Issuers may not prepay the Mortgage Loan in whole or in part at any time prior to February 5, 2006, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the wireless communications sites securing the Mortgage Loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the January 2009 monthly payment date, no prepayment consideration is due.

The Mortgage Loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the Issuers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. In addition, as long as the tangible assets of the Issuers represent at least 25% of the total tangible assets of Global Signal Inc., it will be an event of default under the Mortgage Loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates, that none of the ratings will be adversely affected.

On December 11, 2003, in anticipation of the issuance of the Mortgage Loan, Pinnacle Towers entered into an interest rate swap agreement with Morgan Stanley as the counter party to hedge the variability of expected future interest payments under the Mortgage Loan. Under the swap agreement, Pinnacle Towers agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three month LIBOR on the notional amount for the same five-year period. The swap, effective on December 11, 2003, required us to begin making monthly payments to the counter party equal to the difference between 3.816% and the then current three-month LIBOR rate, which was 1.13% on February 5, 2004, on the notional amount of $400.0 million. The swap was terminated in connection with the issuance of the Mortgage Loan at a cost to us of $6.2 million.

On March 26, 2004, in anticipation of a future financing, we entered into four interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on the financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million beginning in October 2004 through April 2009 in exchange for receiving three-month LIBOR on the same notional amount for the same period. The swaps terminate on the earlier of the issuance of any new mortgage loan or January 1, 2005, at which time the swaps will be settled for cash based on the then fair market value, which, as of June 30, 2004, is approximately a $7.6 million asset. We do not have a firm commitment for this future financing, but believe that it is probable. The anticipated financing is estimated to aggregate in excess of $200.0 million and is estimated to occur during the fourth quarter of 2004. Because the interest rate swaps qualify as anticipatory hedges, we will recognize any settlement cost or proceeds as other comprehensive income and amortize the cost as interest expense over the life of the mortgage loan, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Should the issuance of the mortgage loan not be consummated as anticipated, we would be required to recognize the aggregate fair market value of the swaps in current earnings.

Old Credit Facility

Prior to the issuance of the Mortgage Loan in 2004, our largest operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries, were party to an amended and restated bank credit facility, which provided a term loan for $275.0 million and a revolving line of credit of $15.0 million. In connection with our issuance of the Mortgage Loan, we repaid all outstanding amounts due under the term loan and terminated the Old Credit Facility’s line of credit. As a result, we expensed the remaining unamortized deferred financing costs of approximately $8.4 million in February 2004.

Initial Public Offering

On June 2, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-112839) filed under the Securities Act of 1933, for an initial public offering of our common stock. On June 2, 2004, we completed our initial public offering and sold 8,050,000 shares of our common stock at a price of $18.00 per share. The managing underwriters in the initial public offering were Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Lehman Brothers, Inc. and Raymond James & Associates, Inc., as representatives of the several underwriters (collectively, the “Underwriters”).

The net proceeds from the initial public offering were approximately $132.0 million, after estimated expenses, underwriters’ discounts and commissions. We used approximately $53.0 million of the net proceeds from the offering to fund the acquisition of Tower Ventures, which we acquired on June 30, 2004, and funded the June 2004 purchase of 45 other communications towers for $17.5 million, including expenses, and used approximately $33.4 million to repay our Credit Facility. The remaining net proceeds from the offering were placed in short-term investments to fund future acquisitions or for working capital purposes. A portion of the net proceeds equal to $6.8 million was designated to be used for tower and land acquisitions, which had not yet closed as of June 30, 2004. This $6.8 million has been reflected as a part of restricted cash in the accompanying condensed consolidated balance sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We may be exposed to material risks from changing interest rates charged on our long-term debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. Our Credit Facility provides for a variable rate of interest. As of June 30, 2004, we had no outstanding borrowings under our Credit Facility; however, if we were to draw down on our Credit Facility we would be exposed to changes in market interest rates.

On March 26, 2004, in anticipation of future acquisitions and their financing, we entered into four interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million beginning in October 2004 through April 2009 in exchange for receiving three-month LIBOR on the same notional amount for the same period. The swaps terminate on the earlier of the issuance of any new mortgage loan or January 1, 2005 at which time the swaps will be settled for cash based on the then fair market value. If LIBOR swap rates decreased by 100 basis points at June 30, 2004, we would be required to make a payment of $0.6 million. If LIBOR swap rates increased by 100 basis points at June 30, 2004, we would receive a payment of $15.3 million. If the financing transaction is completed on terms consistent with those currently anticipated, any settlement payments would be deferred and amortized over the expected life of the mortgage loan. If the financing transaction is not completed as anticipated, we would be required to recognize the aggregate fair value of the swaps in current earnings.

The following table presents the future principal payment obligations and weighted-average interest rates at June 30, 2004 associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $1.1 million under capital leases to finance new computer software and $415.6 million under our Mortgage Loan issued on February 5, 2004.

	Weighted Average Interest Rate	Total	Expected Maturity Date – Twelve Months Ended June 30,					Thereafter
			2005	2006	2007	2008	2009
Fixed rate:
Mortgage loan	5.0%	$415,648	$7,592	$8,060	$8,557	$9,085	$382,354	$—
Capital lease obligation	10.3%	1,108	367	407	334	—	—	—

Total debt		$416,756	$7,959	$8,467	$8,891	$9,085	$382,354	$—

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries’ operating expenses, primarily in the United Kingdom and Canada, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES.

a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report. Our Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

b)	Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)	None

(b)	None

(c)	In March 2004, in connection with our initial public offering and for purposes of compensating Fortress and Greenhill for their successful efforts in raising capital for us, we granted options to FRIT PINN LLC and Greenhill, or affiliates of such entities, to purchase shares of our common stock equal to an aggregate of 10% of the number of shares issued in our initial public offering in the following amounts (1) for FRIT PINN LLC (or its affiliates), the right to acquire 644,000 shares which is equal to 8% of the number of shares issued in the offering and (2) for Greenhill (or its affiliate), the right to acquire 161,000 shares which is equal to 2% of the number of shares issued in the offering at an exercise price per share of $18.00, equal to the initial public offering price. All of the options immediately vested and are exercisable and will remain exercisable for ten years. These grants were made in a private transaction exempt from registration under the Securities Act of 1933, as amended (“the Securities Act”) by virtue of the exemption provided under Section 4(2) of the Securities Act.

On March 15, 2004 we issued 222,713 shares of our common stock to Mr. W. Scot Lloyd pursuant to an exercise of stock options granted to him under our stock option plan prior to the termination of his employment on January 16, 2004, at an average exercise price of $6.40 per share. In addition, on April 8, 2004, we issued 15,376 shares of our common stock to Mr. Paul Nussbaum, pursuant to an exercise of stock options granted to him under our stock option plan prior to the termination of his employment on February 3, 2004, at an average exercise price of $6.40 per share. The shares of common stock issued to Mr. Lloyd and Mr. Nussbaum were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act.

During the six months ended June 30, 2004 we issued options to purchase a total of 615,000 and 205,000 shares of common stock at an exercise price of $18.00 and $8.53 per share, respectively. These options were granted to an employee under our stock option plan. These grants were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act.

During the six months ended June 30, 2004, former stockholders and former note holders of our predecessor company exercised 732,494 warrants to purchase an equal number of shares of our common stock at an exercise price of $8.53 per share of common stock. The 732,494 shares of common stock issued pursuant to the exercise of warrants were issued pursuant to an exemption from registration under the Securities Act in reliance on the provisions of Section 1145 of the United States Bankruptcy Code.

(d)	On June 2, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-112839) filed under the Securities Act of 1933, for an initial public offering of our common stock. On June 2, 2004, we completed our initial public offering and sold 8,050,000 shares of our common stock, including shares issued pursuant to the exercise of the underwriters’ overallotment option, at a price of $18.00 per share, for an aggregate offering price of $144.9 million. The managing underwriters in the initial public offering were Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Lehman Brothers, Inc. and Raymond James & Associates, Inc., as representatives of the several underwriters (collectively, the “Underwriters”).

The net cash proceeds from the initial public offering were approximately $132.0 million, after estimated expenses, including underwriters’ discounts and commissions. We used approximately $53.0 million of the net proceeds from the offering to fund the acquisition of Tower Ventures III, LLC, which we acquired on June 30, 2004, and approximately $33.4 million to repay our Credit Facility. We also acquired 45 other communications towers in June 2004 for $17.5 million, including fees and expenses, which were funded by proceeds from our initial public offering. These towers are located primarily in the eastern and southeastern United States and generated substantially all of their revenues from wireless telephony tenants. The remaining net proceeds from the offering were placed in short-term investments to fund future acquisitions.

Our Credit Facility limits the payment of dividends to us from PTA to $5.0 million during the term of the Credit Facility, and further prohibits the payment of dividends to our stockholders directly from these funds. As of June 30, 2004, PTA had not declared nor paid any dividends.

Our Mortgage Loan may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio would require excess cash flows, that could be used to pay dividends, be used to repay outstanding principal due under the Mortgage Loan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 11, 2004, prior to the initial public offering, stockholders holding 39,158,524 out of 41,854,155 of our outstanding shares consented in lieu of a special meeting to increase the amount of our authorized capital by increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000 shares.

ITEM 5.	OTHER INFORMATION.

In July 2004, our board of directors elected Greerson G. McMullen to serve as our Executive Vice President, General Counsel and Secretary, replacing Stephen W. Crawford.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

2.1	Membership Interest Purchase Agreement by and among Pinnacle Towers Acquisition LLC, as Purchaser, and Billy Orgel, Lee Holland, Craig Weiss, Jay H. Lindy and Majestic Communications, Inc., as Sellers, dated as of April 22, 2004 (incorporated by reference to exhibit 2.4 to our Registration Statement on Form S-11 (No. 333-112839)).

2.2	Asset Purchase Agreement by and between Lattice Communications, LLC and Pinnacle Towers Acquisition LLC, dated as of July 29, 2004. †

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-11 (No. 333-112839)).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-11 (No. 333-112839)).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.3 to our Registration Statement on Form S-11 (No. 333-112839)).

4.1	Form of Certificate for common stock (incorporated by reference to exhibit 4.1 to our Registration Statement on Form S-11 (No. 333-112839)).

4.2	Amended and Restated Investor Agreement, dated as of March 31, 2004, among Global Signal Inc., Fortress Pinnacle Acquisition LLC, Greenhill Capital Partners, L.P., and its related partnerships named therein, and Abrams Capital Partners II, L.P. and certain of its related partnerships named therein, and other parties named therein (incorporated by reference to exhibit 4.2 to our Registration Statement on Form S-11 (No. 333-112839)).

4.3	Warrant Agreement between Pinnacle Holdings Inc. and Wachovia Bank, N.A., dated November 1, 2002 (incorporated by reference to exhibit 4.3 to our Registration Statement on Form S-11 (No. 333-112839)).

10.32	Employment Agreement, between Global Signal Services LLC and Greer McMullen, dated June 18, 2004.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† -	Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Signal Inc.
Registrant

By:	/s/ William T. Freeman
William T. Freeman, Chief Financial Officer

Dated:	August 12, 2004