Form 10-Q
period 2004-09-30
GLOBAL SIGNAL INC
filed 2004-11-09
CIK 1278382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

At November 5, 2004, Registrant had outstanding 51,190,351 shares of $0.01 par value common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,661	$31,816
Accounts receivable, net	987	1,097
Prepaid expenses and other current assets	6,919	9,128
Interest rate swap assets, at fair value	—	2,234

	17,567	44,275
Restricted cash	—	23,734
Fixed assets, net	362,231	431,308
Intangible assets:
Lease absorption value, net	114,049	110,637
Leasehold interests, net	12,916	9,071
Goodwill	—	2,172
Deferred debt issuance costs, net	11,227	14,356
Other	2,485	2,671
Other assets	4,565	6,887

	$525,040	$645,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,255	$17,786
Dividends payable	—	19,060
Deferred revenue	10,857	12,022
Interest rate swap liabilities, at fair value	1,970	488
Current portion of long-term debt	6,535	8,083

	35,617	57,439
Long-term debt	257,716	406,730
Other long-term liabilities	5,437	6,601

Total liabilities	298,770	470,770

Minority interest in subsidiary	817	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and September 30, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,000,000 shares issued and outstanding at December 31, 2003, and 50,657,601 shares issued and outstanding at September 30, 2004	410	507
Additional paid-in capital	206,089	176,355
Accumulated other comprehensive loss	(1,133)	(2,521)
Retained earnings	20,087	—

	225,453	174,341

	$525,040	$645,111

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,
	2003	2004
Revenues	$41,949	$46,587
Direct site operating expenses (excluding depreciation, amortization and accretion)	14,275	14,611

Gross margin	27,674	31,976

Other expenses:
Selling, general and administrative (excluding $592 and $228 of non-cash stock-based compensation, respectively)	6,519	5,621
State franchise, excise and minimum taxes	208	163
Depreciation, amortization and accretion	11,176	13,372
Non-cash stock-based compensation expense	592	228

	18,495	19,384

Operating income	9,179	12,592
Interest expense, net	4,988	6,393
Other expenses (income)	8	(76)

Income from continuing operations before income tax expense	4,183	6,275
Income tax expense	(93)	(212)

Income from continuing operations	4,090	6,063
Income (loss) from discontinued operations	(72)	247

Income before gain on sale of properties	4,018	6,310
Gain (loss) on sale of properties	8	(1)

Net income	$4,026	$6,309

Basic income per common share:
Income from continuing operations	$0.10	$0.12
Income (loss) from discontinued operations	(0.00)	0.00
Gain (loss) on sale of properties	0.00	(0.00)

Net income	$0.10	$0.12

Diluted income per common share:
Income from continuing operations	$0.10	$0.11
Income (loss) from discontinued operations	(0.00)	0.01
Gain (loss) on sale of properties	0.00	(0.00)

Net income	$0.10	$0.12

Weighted average number of common shares outstanding
Basic	41,000	50,608

Diluted	41,000	53,232

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2003	2004
Revenues	$124,946	$134,125
Direct site operating expenses (excluding depreciation, amortization and accretion)	41,186	41,290

Gross margin	83,760	92,835

Other expenses:
Selling, general and administrative (excluding $592 and $3,440 of non-cash stock-based compensation, respectively)	19,727	18,035
State franchise, excise and minimum taxes	625	500
Depreciation, amortization and accretion	33,528	37,164
Non-cash stock-based compensation expense	592	3,440

	54,472	59,139

Operating income	29,288	33,696
Interest expense, net	15,832	19,294
Loss on early extinguishment of debt	—	8,449
Other income	(24)	(84)

Income from continuing operations before income tax benefit (expense)	13,480	6,037
Income tax benefit (expense)	326	(324)

Income from continuing operations	13,806	5,713
Income from discontinued operations	171	7

Income before gain (loss) on sale of properties	13,977	5,720
Gain (loss) on sale of properties	(20)	119

Net income	$13,957	$5,839

Basic income per common share:
Income from continuing operations	$0.34	$0.13
Income from discontinued operations	0.00	0.00
Gain (loss) on sale of properties	(0.00)	0.00

Net income	$0.34	$0.13

Diluted income per common share:
Income from continuing operations	$0.34	$0.12
Income from discontinued operations	0.00	0.00
Gain (loss) on sale of properties	(0.00)	0.00

Net income	$0.34	$0.12

Weighted average number of common shares outstanding
Basic	41,000	45,395

Diluted	41,000	48,246

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	41,000,000	$410	$206,089	$—	$(1,133)	$20,087	$225,453
Comprehensive income:
Net income	—	—	—	$5,839	—	5,839	5,839
Foreign currency translation gain	—	—	—	226	226	—	226
Change in fair value of derivative financial instruments, net of applicable income taxes	—	—	—	(2,458)	(2,458)	—	(2,458)
Amortization of other comprehensive income on terminated derivative instrument	—	—	—	844	844	—	844

Total comprehensive income				$4,451

Issuance of common stock:
Initial public offering, net of offering costs of $13.7 million	8,050,000	81	131,154		—	—	131,235
Warrants exercised	753,396	7	6,418		—	—	6,425
Options exercised	834,205	9	4,459		—	—	4,468
Ordinary dividends declared and paid	—	—	(20,244)		—	(19,619)	(39,863)
Special distribution declared and paid	—	—	(142,188)		—	—	(142,188)
Ordinary dividends declared	—	—	(12,753)		—	(6,307)	(19,060)
Non-cash stock-based compensation	20,000	—	3,440		—	—	3,440
Purchase of Pinnacle Acquisition subsidiary stock	—	—	(20)			—	(20)

Balance at September 30, 2004	50,657,601	$507	$176,355		$(2,521)	$—	$174,341

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

GLOBAL SIGNAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$13,957	$5,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	33,528	37,174
Amortization of deferred debt issuance and hedging costs	3,556	4,095
Loss on early extinguishment of debt	—	8,449
Non-cash stock-based compensation expense	592	3,440
Other non-cash adjustments	1,231	1,470
(Increase) decrease in current assets	1,222	(3,910)
Increase (decrease) in current liabilities	(7,542)	2,954

Net cash provided by operating activities	46,544	59,511

Cash flows from investing activities:
Payments made in connection with acquisitions of communications sites	—	(95,196)
Capital expenditures	(6,143)	(7,433)
Proceeds from the sale of fixed assets	1,825	1,015
Funds provided by (invested in) restricted cash	254	(23,734)
Other	—	(20)

Net cash used in investing activities	(4,064)	(125,368)

Cash flows from financing activities:
Borrowings under mortgage loan	—	418,000
Borrowings under long-term debt	1,000	5,331
Repayment of long-term debt	(38,925)	(273,831)
Payment of debt issuance costs	(22)	(14,623)
Payment made to terminate interest rate swap	—	(6,175)
Special distribution paid	—	(142,188)
Ordinary dividends paid	—	(39,863)
Proceeds from the issuance of common stock, net of offering costs	—	142,128
Minority interest in subsidiary	14	—

Net cash provided by (used in) financing activities	(37,933)	88,779

Effect of exchange rate changes on cash	325	(767)

Net increase in cash and cash equivalents	4,872	22,155
Cash and cash equivalents, beginning of period	4,350	9,661

	$9,222	$31,816

Non-cash investing and financing transactions:
Assets acquired under a capital lease obligation	$—	$1,194

Increase (decrease) in the fair value of interest rate swaps recorded to other comprehensive income	$212	$(2,458)

Common stock options issued in connection with the initial public offering	$—	$1,865

Supplemental disclosure of cash flows:
Cash paid for interest and taxes	$18,275	$21,035

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

GLOBAL SIGNAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

As used herein, as of September 30, 2004, and for the three and nine months ended September 30, 2003 and 2004, unless the context otherwise requires, “we,” “us,” “our,” “Company,” or “Global Signal” refers to Global Signal Inc. and its wholly-owned consolidated subsidiaries, including Pinnacle Towers LLC, Pinnacle Towers Canada, Inc., Pinnacle Towers Acquisitions Holdings LLC, Global Signal Services LLC, and Pinnacle Towers Limited. “Fortress” refers to Fortress Investment Holdings LLC and certain of its affiliates, and “Greenhill” refers to Greenhill Capital Partners, L.P. and affiliated investment funds. Since November 1, 2002, Fortress has been our largest stockholder and Greenhill has been our second largest stockholder.

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

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with Global Signal’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Global Signal’s Registration Statement on Form S-11 and related Prospectus, dated June 2, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock option grants to employees and directors using the intrinsic value method under Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS Statement No. 123. Under APB No. 25, no compensation costs are recognized relating to the option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant.

We follow SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, for our stock option grants to other individuals. As such, we measure compensation expense at the date of grant and recognize the expense ratably over the service period. Prior to vesting or termination, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of the options prior to the vesting date would be recognized in the period of the option value increase. The pro forma net income for the 2003 periods presented below, have been revised as compared to amounts previously reported in our Registration Statement on Form S-11, effective June 2, 2004, to increase the additional pro forma compensation expense arising from the January 2003 acceleration of the vesting of options associated with the termination of our former CEO.

Had compensation costs for employee and director stock option activity been determined based on the fair value at the dates of grant consistent with the provisions of SFAS No. 123, our net income would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income attributable to common stockholders:
Net income as reported	$4,026	$6,309	$13,957	$5,839
Add: Stock-based compensation costs included in reported net income, net of $0 related tax effect for all periods	—	228	—	476
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods	(1,539)	(1,500)	(5,491)	(3,420)

Pro forma net income	$2,487	$5,037	$8,466	$2,895

Basic income per share attributable to common stockholders:
Net income per share as reported	$0.10	$0.12	$0.34	$0.13

Pro forma net income per share	$0.06	$0.10	$0.21	$0.06

Diluted income per share attributable to common stockholders:
Net income per share as reported	$0.10	$0.12	$0.34	$0.12

Pro forma net income per share	$0.06	$0.09	$0.21	$0.06

The Financial Accounting Standards Board (FASB) has issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123. Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for us beginning July 1, 2005.

On February 5, 2004, pursuant to the terms of the stock option plan, the exercise price of the then outstanding stock options was adjusted as follows as a result of the one-time special distribution of $142.2 million declared and paid on that date: the $5.00 exercise price was reduced to $4.26 per share and the $10.00 exercise price was reduced to $8.53 per share. The exercise price of our outstanding options was adjusted such that the ratio of the option exercise price to the fair market value of our common stock, as determined by our board of directors, is the same before and after the one-time special distribution; therefore, there was no accounting impact.

4.	Debt

On February 5, 2004, we fully repaid and terminated our senior credit facility (“Old Credit Facility”) with the proceeds from a $418.0 million mortgage loan (“Mortgage Loan”). In addition, on October 15, 2004, we amended and restated our October 2003 credit facility (“Credit Facility”) to increase the commitment to $250.0 million of which no amount was outstanding as of that date. Our outstanding debt as of December 31, 2003 and September 30, 2004 consists of the following (in thousands):

	December 31, 2003	September 30, 2004
	(audited)
Mortgage Loan, weighted average interest rate of 5.0% secured by first priority mortgage liens on certain sites, monthly principal and interest installments of approximately $2.4 million beginning March 2004. Anticipated maturity date of January 2009	$—	$413,794
Old Credit Facility, Sixth Amended, interest at variable rates (5.6% to 6.13% at December 31, 2003) secured, quarterly principal installments beginning March 31, 2003, paid in full February 2004	234,980	—
Credit Facility, interest at variable rates (4.87 to 4.92% at December 31, 2003), due October 2005	28,026	—
Note payable to former tower owner, interest at 10.0% per annum, monthly installments of principal and interest through June 18, 2008, paid in full February 2004	168	—
Pinnacle UK Term Loan, interest rate at 2% above base rate (5.75% at December 31, 2003), paid in full June 2004	1,077	—
Capital lease obligations, interest rate fixed at 10.3%, secured by the underlying capital assets, with monthly principal installments beginning April 2004	—	1,019

	264,251	414,813
Less: current portion of long-term debt	(6,535)	(8,083)

	$257,716	$406,730

The following table shows the maturities of long-term debt for the five twelve month periods after September 30, 2004 (in thousands):

For the twelve months ended September 30,
2005	$8,083
2006	8,599
2007	8,911
2008	9,222
2009	379,998

$414,813

Mortgage Loan

On February 5, 2004, our principal operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and thirteen of its direct and indirect subsidiaries (collectively, the “Issuers”) issued a $418.0 million mortgage note to a newly formed trust, Global Signal Trust I (the “Trust”). The Trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds from the Mortgage Loan were used to repay the then outstanding borrowings under our Old Credit Facility of $234.4 million, to fund a $142.2 million one-time special distribution to our stockholders, to fund $4.6 million into an imposition reserve for taxes, insurance and rents, and the remaining $15.9 million was available to fund operations. Due to the repayment in full of our Old Credit Facility, we incurred a loss on the early extinguishment of debt of $8.4 million associated with the expensing of deferred debt issuance costs.

The Mortgage Loan bears interest at a weighted average rate of approximately 5.0% and is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on substantially all of the Issuers’ tangible assets with a net tangible book value of $307.7 million at September 30, 2004. The Mortgage Loan requires monthly payments of principal and interest calculated based on a 25-year amortization schedule through January 2009 (the “Anticipated Repayment Date”). If the Mortgage Loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the Mortgage Loan increases by the greater of 5.0% or a U.S. Treasury-based index and substantially all of the Issuers’ excess cash flows from operations are to be utilized to repay outstanding amounts due under the Mortgage Loan.

On a monthly basis, the excess cash flows from the Issuers, after the payment of principal, interest, escrow reserves and expenses, are distributed to us. The Mortgage Loan requires us to maintain a minimum debt service coverage ratio (“DSCR”) defined as the preceding 12 months of net cash flow, as defined in the Mortgage Loan, divided by the amount of principal and interest payments required under the Mortgage Loan for the next 12 months, of 1.45 times. Net cash flow, as defined in the Mortgage Loan with respect to the Issuers, is approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites, minus 10% of revenues. If the DSCR falls below 1.45 times, the excess cash flows from the Issuers are escrowed until the DSCR exceeds 1.45 times for two consecutive quarters, at which time the previously escrowed excess cash flows are released to us. If the DSCR falls below 1.2 times, all excess cash flows, including amounts previously escrowed, are used to repay outstanding principal due under the Mortgage Loan. The Mortgage Loan restricts the ability of our principal operating subsidiary, Pinnacle Towers LLC and its subsidiaries, from incurring other indebtedness or further encumbering their assets. In addition, so long as the tangible assets of the borrowers under the Mortgage Loan represent at least 25% of the assets of Global Signal Inc., it will be an event of default under the Mortgage Loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates that none of the ratings will be adversely affected. The Mortgage Loan’s covenants could also indirectly limit the payment of dividends. As of September 30, 2004, our DSCR of 3.47 was sufficient to avoid any excess cash flows escrow, thus no net assets were restricted.

Credit Facility

In October 2003, Pinnacle Towers Acquisition Holdings LLC (“Pinnacle Acquisition”), then known as Pinnacle Towers Acquisition, Inc., entered into a $100.0 million committed acquisition line of credit provided by Morgan Stanley. On February 6, 2004, our Credit Facility was amended to increase the total commitment to $200.0 million, extend the maturity date to February 6, 2005 and reduce the required interest rates to LIBOR plus 2.5% or the federal funds rate plus 2.1175%. The maturity date was further extended to October 1, 2005, upon completion of the initial public offering of our shares at terms as defined in the agreement. In addition, the February 2004 amendment provided that $5.0 million of the commitment could be used for working capital. On May 12, 2004, we further amended our Credit Facility in connection with the implementation of the UPREIT operating partnership structure to, among other things, substitute Global Signal OP for Global Signal Inc. as the guarantor and the pledgor under our Credit Facility. Upon consummation of the initial public offering (see Note 6 - Stockholders’ Equity), Global Signal OP’s pledge of Pinnacle Acquisition stock, and our stockholders’ pledge of our stock, were both released. In addition, our stockholders were released as guarantors.

On June 8, 2004, we repaid the outstanding borrowings under our Credit Facility. Since amounts repaid may not be re-borrowed, the total commitment under our Credit Facility was reduced from $200.0 million to $166.6 million. On October 15, 2004, we amended and restated our Credit Facility to, among other things, increase the available commitment to $250.0 million, to terminate our ability to borrow $5.0 million for working capital purposes and to add Bank of America as a lender. Our Credit Facility is secured by substantially all of Pinnacle Acquisition’s tangible and intangible assets and by a pledge of Global Signal’s 5% equity interest in Global Signal REIT Savings TRS, Inc. (the remaining 95% of equity having been pledged by Pinnacle Acquisition). Borrowings under our Credit Facility are further limited based on a borrowing base, which is calculated as 65% of the value of all wireless communications sites owned, leased or managed by Pinnacle Acquisition or its subsidiaries. As of September 30, 2004, $76.4 million was available, based on the borrowing base, to fund future acquisitions. Our Credit Facility contains restrictive covenants including maximum consolidated indebtedness, as defined in our Credit Facility, and debt to consolidated EBITDA levels as defined. In addition, if Fortress and Greenhill do not maintain at least 51% ownership of Global Signal Inc., this would constitute an event of default under the Credit Facility. Pinnacle Acquisition paid a $1.25 million commitment fee equal to 0.5% of the total commitment. Furthermore, our Credit Facility requires an exit fee of 0.5% of the outstanding loan balance when the loan is repaid unless Morgan Stanley and Bank of America are engaged, at market terms, as the lead underwriter, or placement agent, on the replacement financing.

Our Credit Facility also limits the payment of dividends from Pinnacle Acquisition to us to $5.0 million during the term of our Credit Facility. As of September 30, 2004, Pinnacle Acquisition had not declared or paid any dividends.

5.	Interest Rate Swap Agreements

December 2003 Swap

On December 11, 2003, in anticipation of the issuance of the Mortgage Loan, we entered into an interest rate swap agreement (“December 2003 Swap”) with Morgan Stanley as the counterparty to hedge the variability of expected future interest payments under the Mortgage Loan. Under the December 2003 Swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three month LIBOR on the notional amount for the same five-year period. The December 2003 Swap required us to begin making monthly payments to the counter party equal to the difference between 3.816% and the then current three month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 Swap was terminated in connection with the issuance of the Mortgage Loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of other comprehensive income and which is being amortized as interest expense using the effective interest method over five years, the expected life of the Mortgage Loan, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The effective interest rate on the Mortgage Loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is 5.4%. For the three and nine months ended September 30, 2004, amortization of $0.4 million and $0.8 million, respectively, was recorded as interest expense.

March 2004 and August 2004 Swaps

On March 26, 2004, in anticipation of a future financing, we entered into four interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on the financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million beginning in October 2004 through April 2009 in exchange for receiving three month LIBOR on the same notional amount for the same period. The swaps terminate on the earlier of the closing of any new mortgage loan or January 1, 2005, at which time the swaps will be settled for cash based on the then fair market value, which, as of September 30, 2004, is approximately a $2.2 million asset.

On August 27, 2004, in anticipation of a future financing, we entered into two additional interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on the financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.84% on a total notional amount of $100.0 million beginning in October 2004 through April 2009 in exchange for receiving three month LIBOR on the same notional amount for the same period. The swaps terminate on the earlier of the closing of any new mortgage loan or January 31, 2005, at which time the swaps will be settled for cash based on the then fair market value, which, as of September 30, 2004, is approximately a $0.5 million liability.

We do not have a firm commitment for the future financing discussed in the preceding paragraphs, but we believe that it is probable. The anticipated financing is estimated to aggregate approximately $300.0 million and is estimated to occur during fourth quarter of 2004. Because the interest rate swaps qualify as anticipatory hedges, we will recognize any settlement cost as other comprehensive income but will amortize the settlement cost as interest expense over the life of the mortgage loan, in accordance with SFAS No. 133. Should the closing of the mortgage loan not be consummated as anticipated, we would be required to recognize the aggregate fair market value of the swaps in current earnings.

6.	Stockholders’ Equity

Initial Public Offering

On June 2, 2004, we completed our initial public offering through the issuance of 8,050,000 shares of our common stock at $18.00 per common share. We received net cash proceeds of $131.2 million after estimated expenses, underwriters’ discounts and commissions, but excluding $1.9 million of non-cash offering costs representing the fair value of options issued to Fortress and Greenhill in connection with the initial public offering. See “Stock Options” below.

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

Stock Options

On February 5, 2004, pursuant to the terms of the stock option plan, the exercise price of the then outstanding stock options was adjusted as follows as a result of the one-time special distribution of $142.2 million declared and paid on that date: the $5.00 exercise price was reduced to $4.26 per share and the $10.00 exercise price was reduced to $8.53 per share. The exercise price of our outstanding options was adjusted such that the ratio of the option exercise price to the fair market value of our common stock, as determined by our board of directors, is the same before and after the one-time special distribution; therefore, there was no accounting impact.

During the nine months ended September 30, 2004, three former executives exercised 748,820 common stock options for an equal number of shares of common stock, at an average exercise price of $6.40 per share of common stock. We withheld 43,787 shares from one of the former executives to cover minimum federal income tax withholding obligation and his share of employment taxes.

In conjunction with our initial public offering, and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, Fortress and Greenhill received options to purchase 644,000 and 161,000 shares of common stock, respectively, at an exercise price of $18.00 per share, the initial public offering price (see Note 11 – Related Party Transactions).

Warrants

On February 5, 2004, pursuant to the stated terms of the then outstanding warrants, the $10.00 exercise price of the then outstanding warrants was reduced to $8.53 as a result of the one-time special distribution of $142.2 million declared and paid on that date. The exercise price of our outstanding warrants was adjusted such that the ratio of the warrant exercise price to the fair market value of our common stock, as determined by our board of directors, is the same before and after the one-time special distribution; therefore, there was no accounting impact.

On March 5, 2004, Abrams Capital, LLC and certain of its affiliates exercised 197,088 warrants for an equal number of shares of common stock, at an exercise price of $8.53 per share of common stock. Abrams Capital LLC has been our third largest shareholder since November 1, 2002.

On April 5, 2004, Fortress exercised 418,050 warrants for an equal number of shares of common stock, at an exercise price of $8.53 per share of common stock.

Director Shares

Upon consummation of our initial public offering, a total of 20,000 shares of fully vested, unrestricted common stock were issued to our four independent directors, who did not beneficially own 10.0% or more of our common stock in accordance with our board compensation package for independent directors. We follow APB 25, as amended, for stock grants to our directors. As such, we measured the compensation expense at the date of grant based on the fair market value of our common stock on that date. We recognized the entire associated $0.4 million of non-cash stock-based compensation expense during the three months ended June 30, 2004.

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

On September 27, 2004, the board of directors declared an ordinary dividend of $0.375 per share of our common stock, or an aggregate of $19.1 million for the three months ended September 30, 2004, paid on October 20, 2004 to all stockholders of record as of October 8, 2004, of which $12.8 million represented a return of capital to our stockholders, as it exceeded our retained earnings on that date. The dividend declared is recorded as a liability at September 30, 2004 in the accompanying condensed consolidated balance sheet.

7.	Discontinued Operations

During 2003 and 2004, we decided to divest certain non-core assets and under-performing tower sites. Included in these divestitures were two wholly-owned subsidiaries, an office building, a portfolio of microwave tower sites and various non-strategic under-performing tower sites. The operations related to each of these assets were sold or liquidated by September 30, 2004, except for 30 under-performing tower sites that were held for disposal by sale.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these assets as discontinued operations in the accompanying unaudited condensed consolidated financial statements and the prior period has been classified to conform to the current year presentation with respect to these assets. Revenues and results of operations for these discontinued operations, for the three and nine months ended September 30, 2003 and 2004 are as follows (in thousands):

	Three Months Ended September 30,
	2003	2004
Revenues	$743	$176
Direct operating expenses	(747)	(250)

Results of operations	(4)	(74)
Gain (loss) recognized upon sale of assets of discontinued sites	(68)	321

Income (loss) from discontinued operations	$(72)	$247

	Nine Months Ended September 30,
	2003	2004
Revenues	$2,889	$821
Direct operating expenses	(2,593)	(987)

Results of operations	296	(166)
Gain (loss) recognized upon sale of assets of discontinued sites	(125)	173

Income from discontinued operations	$171	$7

The following is a summarized balance sheet presenting the carrying amounts of major classes of assets and liabilities related to discontinued operations as of December 31, 2003 and September 30, 2004 (in thousands):

	December 31, 2003	September 30, 2004
Fixed assets, net	$151	$358
Other assets	—	—

Assets held for sale	$151	$358

Other liabilities	$—	$—

Assets held for sale are included in fixed assets, net in the condensed consolidated balance sheets for all periods presented.

8.	Income Per Share

The following table sets forth the computation of basic and diluted income per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator:
Net income	$4,026	$6,309	$13,957	$5,839

Denominator:
Denominator for basic income per share - weighted average shares	41,000	50,608	41,000	45,395
Effect of dilutive securities	—	2,624	—	2,851

Denominator for diluted income per share - adjusted weighted average	41,000	53,232	41,000	48,246

Basic income per common share
Income from continuing operations	$0.10	$0.12	$0.34	$0.13
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00
Gain (loss) on sale of properties	0.00	(0.00)	(0.00)	0.00

Net income	$0.10	$0.12	$0.34	$0.13

Diluted income per common share
Income from continuing operations	$0.10	$0.11	$0.34	$0.12
Income (loss) from discontinued operations	(0.00)	0.01	0.00	0.00
Gain (loss) on sale of properties	0.00	(0.00)	(0.00)	0.00

Net income	$0.10	$0.12	$0.34	$0.12

9.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2004 was $1.1 million and $4.4 million, respectively. The difference between comprehensive income and net income, defined as other comprehensive income or loss, is primarily related to the effect of our interest rate swaps (see Note 5 - Interest Rate Swaps) and foreign currency translation gains and losses. Comprehensive income for the three and nine months ended September 30, 2003 was $3.5 million and $13.8 million, respectively, which approximated net income. Other comprehensive loss is comprised of the following (in thousands):

	Three Months Ended September 30,
	2003	2004
Change in fair value of derivatives	$—	$(5,804)
Amortization of other comprehensive income	—	351
Currency translation adjustment	(504)	194

Other comprehensive loss	$(504)	$(5,259)

	Nine Months Ended September 30,
	2003	2004
Change in fair value of derivatives	$—	$(2,458)
Amortization of other comprehensive income	—	844
Currency translation adjustment	(148)	226

Other comprehensive loss	$(148)	$(1,388)

The components of accumulated other comprehensive loss were as follows at (in thousands):

	December 31, 2003	September 30, 2004
Unrealized losses on derivatives	$(1,970)	$(3,584)
Cumulative translation adjustments	837	1,063

	$(1,133)	$(2,521)

10.	Acquisitions

On September 23, 2003, a majority of our stockholders formed a new company, Pinnacle Acquisition, with an initial capitalization of $20,000 in cash. This entity had no operations until December 4, 2003, when it acquired a portfolio of 67 tower sites primarily located in the southeastern United States. Pinnacle Acquisition paid $27.3 million in cash, including fees and expenses. Pinnacle Acquisition financed this purchase using borrowings under our Credit Facility. On February 6, 2004, we acquired all of the common stock of Pinnacle Acquisition for approximately $21,000 cash and the assumption of Pinnacle Acquisition’s outstanding debt of $28.0 million under our Credit Facility. Because over 99% of the stockholders of Global Signal were also stockholders of Pinnacle Acquisition, and in the same proportions, this acquisition is a business combination among “entities under common control” and, accordingly, we have accounted for this acquisition in a manner similar to a pooling of interests. As a result, we have included the results of operations and balance sheet of Pinnacle Acquisition in our financial statements beginning September 23, 2003.

On June 30, 2004, Pinnacle Towers Acquisition, LLC, our wholly-owned subsidiary, acquired all of the membership interests in Tower Ventures III LLC (“Tower Ventures”) from four non-affiliated individuals and their controlled entities for $52.7 million in cash, including fees and expenses. Of the purchase price, $1.2 million is being held in escrow pending installation of the equipment of certain new tenants under signed tenant leases. Tower Ventures and its subsidiary owned 97 communications towers located primarily in Tennessee, Mississippi, Missouri and Arkansas. The communications towers are generally less than four years old and generate substantially all of their revenues from approximately 240 tenant leases with wireless telephony tenants. The acquisition was financed with proceeds from our initial public offering (see Note 6 - Stockholders’ Equity). The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Tower assets	44,114
Intangible assets, including goodwill	8,595
Land (easements)	65
Asset retirement obligation	(117)

Net assets	$52,657

We also acquired 77 other communications towers in 27 unrelated transactions during the nine months ended September 30, 2004 for $36.7 million, including fees and expenses, which were funded by proceeds from our initial public offering (see Note 6 – Stockholders’ Equity). These towers are located primarily in the eastern, Midwestern and southeastern United States and generate substantially all of their revenues from wireless telephony tenants.

During the nine months ended September 30, 2004, we acquired various parcels of land, some in fee simple title, and others in long-term easements, which we had previously leased from the sellers, for a total purchase price of $3.5 million. We also purchased the 9.0% minority interest in Pinnacle Towers, Ltd., our UK subsidiary, for $1.2 million, and repaid its outstanding $0.6 million in borrowings under a term loan with the Bank of Scotland. After this minority interest was acquired, we now own 100% of Pinnacle Towers, Ltd. All of these transactions were funded by proceeds from our initial public offering (see Note 6 – Stockholders’ Equity).

On July 29, 2004, we signed a definitive asset purchase agreement with Lattice Communications, LLC to acquire 237 communications sites for an aggregate purchase price of $119.1 million, including estimated fees and expenses. The tenants on these sites include the largest US wireless carriers, as well as subsidiaries of Cinergy Corp. (“Cinergy”). Cinergy has multi-year leases on many of these sites and utilizes these sites for its private communications and microwave network. The sites to be acquired are located primarily in Indiana, Ohio, Alabama, Kansas and Georgia. On October 29, 2004, we closed on 167 Lattice Communications sites for $86.7 million including estimated fees and expenses. We funded the October 29, 2004 purchase with $4.6 million from restricted cash and $82.1 million of borrowings from our Credit Facility. The acquisition of the remaining sites is expected to close at various times during the fourth quarter of 2004 and first quarter of 2005 and is subject to customary closing conditions.

On September 29, 2004, we signed a definitive purchase agreement to acquire all of the equity interests in VSS GoldenState LLC (“GoldenState”) for an aggregate purchase price of $64.9 million, including estimated fees and expenses. GoldenState is a consolidator of tower assets located primarily in California, Oregon, Idaho, Washington, Nevada and Arizona. As of September 29, 2004, GoldenState owned 208 towers which it acquired or built over the prior two-year period, and generated substantially all of their revenues from wireless telephony tenants. The GoldenState business will operate as our west coast office. The acquisition is expected to close during the fourth quarter of 2004 and is subject to customary closing conditions.

11.	Related Party Transactions

In 2003, our board of directors awarded options to purchase 820,000 shares of our common stock to an employee of Fortress Capital Finance LLC, who served on our board of directors from January 2003 until February 2004 and provided financial advisory services to us through March 2004. Of these options, 30% vested on January 9, 2003, 30% were scheduled to vest on December 31, 2004 and the remaining 40% were scheduled to vest on December 31, 2005. Half of the options had an exercise price of $5.00 per share and the remainder had an exercise price of $10.00 per share. Pursuant to the terms of our stock option plan, the exercise price of the then outstanding options was adjusted from $10.00 to $8.53 per share and from $5.00 to $4.26 per share, due to the one-time special distribution declared and paid to our stockholders on February 5, 2004. This individual’s agreement to provide financial advisory services was terminated in March 2004 and the vesting of the outstanding options was modified. Following this modification, the former director is entitled to exercise options to purchase 246,000 shares at an exercise price of $4.26 and options to purchase 246,000 shares at an exercise price of $8.53 until December 31, 2004. The remaining options to acquire 328,000 shares were forfeited. We follow SFAS No. 123 and EITF

Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, for our stock option grants to this individual. For the three and nine months ended September 30, 2004, as a result of the services provided before the termination, the termination of this individual’s agreement and the resulting modification, we recognized a total expense of approximately $0 and $2.6 million, respectively, related to these options.

In connection with the initial public offering (see Note 6 - Stockholders’ Equity), and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to FRIT PINN LLC, an affiliate of Fortress, and Greenhill, or affiliates of such entities, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for FRIT PINN LLC (or its affiliates), the right to acquire 644,000 shares which is equal to 8% of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire 161,000 shares which is equal to 2% of the number of shares issued in the initial public offering, including the over-allotment, all at an exercise price per share equal to the initial offering price of $18.00 per share. All of the options were immediately vested and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million, by netting it against the net proceeds of the offering.

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

Purchase Commitments

As of September 30, 2004, we had outstanding purchase agreements with unrelated sellers to acquire $184.0 million in communications site assets, associated with the Lattice and GoldenState acquisitions discussed in Note 10 – Acquisitions. Since September 30, 2004, we have entered into five asset purchase agreements to acquire 112 tower sites from unrelated sellers, for a total estimated purchase price of $35.6 million, including estimated fees and expenses of the purchases.

Earn Outs

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The amount of this contingent purchase price is not expected to be material for the acquisitions we have closed in 2004 and no amount has been accrued as of September 30, 2004.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close acquisitions under letters of intent, pay or grow dividends, generate growth organically or through acquisitions, secure financing (including a mortgage loan closing in the fourth quarter), and increase revenues, earnings Adjusted EBITDA and/or Adjusted FFO and add telephony tenants. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “believe(s),” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Global Signal can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Global Signal’s expectations include, but are not limited to, our continued ability to acquire new towers at attractive prices which will generate returns consistent with expectations; the possibility that the towers that we have acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of transactions will not be satisfied; our ability to close on towers under non-binding letters of intent which is generally less probable then closing on towers under definitive agreements; possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us, and other risks detailed from time to time in Global Signal’s SEC reports including its Registration Statement on Form S-11 effective June 2, 2004. Such forward-looking statements speak only as of the date of this press release. Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Executive Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest wireless communications tower owners in the United States, based on the number of towers owned. Our growth strategy is to grow our Adjusted EBITDA and Adjusted Funds From Operations (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long term basis, using equity combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. We believe this strategy will allow us to increase our dividend per share over time. Our dividend for the three months ended September 30, 2004, of $0.375 per share of common stock represented a 20% increase over the total per share dividends we paid for the three months ended June 30, 2004.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders and comply with various other requirements. We also have certain subsidiaries that are not qualified REIT subsidiaries and, therefore, their operations will be subject to federal income tax. Since May 12, 2004, we own substantially all of our assets and conduct substantially all of our operations through an operating partnership, Global Signal Operating Partnership, L.P., or “Global Signal OP.” Global Signal Inc. is the special limited partner and our wholly-owned subsidiary, Global Signal GP LLC, is the managing general partner of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of September 30, 2004, we had an aggregate of more than 12,000 leases on our communications sites with over 2,000 customers. The average number of tenants on our owned towers, as of September 30, 2004, was 4.0, which included an average of 1.4 wireless telephony tenants. Our revenue from wireless telephony tenants has increased from 40.6% of revenues for the month of December 2003 to 45.9% of revenues for the month of September 2004. Over the past ten years, new wireless technologies, devices and applications have become more advanced and broadly utilized by wireless subscribers. As new technologies, devices and applications have developed, new networks have been deployed to support the more advanced applications and the growth in the number of wireless subscribers while more mature technologies, such as paging, have experienced shrinking subscriber bases and network contraction. Some of the key indicators that we regularly monitor to evaluate growth trends affecting wireless technology usage are the growth or contraction of a particular technology’s wireless subscribers and the usage as measured in minutes of use or network capacity utilization.

The material opportunities, challenges and risks of our business have changed significantly over the past two years. More recently, concurrent with an increased focus on improving network quality, many of our wireless customers have experienced a general improvement in their overall financial condition. This has resulted in an increase in these customers’ abilities to invest in their networks and a related increase in our telephony tenant base. During 2003 and the first nine months of 2004, the demand by wireless telephony service providers for our communications sites increased compared to the demand we experienced during 2002 and 2001. Our growth will be primarily affected by the future demand for communications sites by wireless telephony service providers, paging service providers and government agencies. The demand for communications site space by wireless telephony service providers will be driven by growth in their subscribers’ utilization of wireless telephony services, including utilization of their networks for data services. In addition, demand could also be affected by carrier consolidation, because consolidation could result in duplicative coverage and excess network capacity. On October 26, 2004, Cingular merged with AT&T Wireless, which could adversely impact tenant lease revenues at some of our communications sites. For example, as of September 30, 2004, 142 of our sites are occupied by both Cingular and AT&T Wireless and the combined revenues from AT&T Wireless and Cingular on these sites was approximately $4.9 million for the nine months ended September 30, 2004. These tenants may also be located on nearby communications towers owned by our competitors. In addition, Arch Wireless, Inc. (“Arch”), our largest customer for the nine months ended September 30, 2004, has agreed to merge with Metrocall Holdings, Inc., our sixth largest customer for the nine months ended September 30, 2004. The merger of these customers was approved by their respective shareholders on November 8, 2004. Both customers offer paging services throughout the United States and consequently will have duplicate coverage in most markets. As a result, network consolidation by these tenants after these mergers are completed and operations are integrated, could adversely impact tenant lease revenues at some of our sites. Lastly, the demand for communications site space by government entities will be driven by the agencies’ demand for new digital networks and the ability to communicate with other government agencies as well as their ability to gain funding for such networks.

Since our reorganization, we have installed a new management team, reengineered our business processes, and reduced our debt. Our debt was reduced primarily as a result of the extinguishment of $404.8 million of indebtedness pursuant to the terms of our reorganization in November 2002. We have subsequently refinanced our balance sheet through a $418.0 million tower asset securitization in February 2004, which has provided us with low-cost fixed-rate debt. Furthermore, we have disposed of certain non-core communications sites and under performing sites to enhance our operating margins. Our growth opportunities are primarily linked to organic growth on our existing towers and acquiring and developing new towers on which our wireless customers will seek to locate their equipment, thereby growing our overall tenant base.

A key component of our growth strategy is our capital management strategy, which supports the financing of our new tower development and tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using equity combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities along with additional equity issuances if deemed appropriate. Prior to financing newly acquired towers using mortgage-backed securities, our strategy is to finance communications sites we acquire on a short-term basis through credit facilities we expect to obtain on terms similar to our credit facility.

The primary factors affecting our determination of the value of a communications site are its location and the immediate area’s competitive structures, tenant base, tenant credit quality and zoning restrictions. Our communications sites are primarily located in the southeastern and mid-Atlantic regions of the United States, in addition to our sites in Canada and the United Kingdom. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing suburban communities. We also have a diverse tenant base, which includes government agencies, large and small wireless service providers and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to small independent operations. As of December 31, 2003 and September 30, 2004, our communications sites averaged 4.2 and 4.0 tenants per owned tower, respectively.

Acquisitions and Dispositions of Communications Sites

Our financial results are also impacted by the timing, size and number of acquisitions and dispositions we complete in a period. Our number of active communications sites increased from 3,276 at December 31, 2003 to 3,387 at September 30, 2004. During the first nine months of 2004, we acquired 176 communications towers from various independent sellers. In addition, we routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. During the nine months ended September 30, 2004, we disposed of 62 under-performing sites primarily consisting of managed sites, and as of September 30, 2004, we had 30 other sites held for sale.

On September 23, 2003, a majority of our stockholders formed a new company, Pinnacle Towers Acquisition Holdings LLC (“Pinnacle Acquisition”), then known as Pinnacle Towers Acquisition Inc. This entity had no operations until December 4, 2003, when it acquired, from TowerCom Enterprises, L.L.C. and its affiliates, a portfolio of 67 communications towers which are primarily located in Florida, Georgia, Alabama and Mississippi and are generally less than four years old. The purchase price was $27.3 million including fees and expenses, and Pinnacle Acquisition accounted for the purchase using purchase accounting. Pinnacle Acquisition was initially funded through a $100.0 million committed acquisition credit facility, provided by Morgan Stanley, which was increased to $200.0 million on February 6, 2004 and to $250.0 million on October 15, 2004. In addition, on February 6, 2004, we exercised our option to acquire all the outstanding common stock of Pinnacle Acquisition, and Pinnacle Acquisition became our wholly-owned subsidiary. We acquired the common stock of Pinnacle Acquisition for approximately $21,000. Global Signal and Pinnacle Acquisition had 99% common controlling stockholders. Because our acquisition of Pinnacle Acquisition was a business combination among “entities under common control,” we have accounted for it in a manner similar to a pooling of interests. As a result, we have included the financial statements of Pinnacle Acquisition in our financial statements beginning September 23, 2003.

On June 30, 2004, we completed the acquisition of all of the membership interests in Tower Ventures III LLC (“Tower Ventures”) from four non-affiliated sellers and their controlled entities for $52.7 million, including fees and expenses. As of November 1, 2004, $1.2 million of the purchase price is held in escrow pending the seller’s satisfaction of certain conditions by December 31, 2004. Tower Ventures owned 97 communications towers located primarily in Tennessee, Mississippi, Missouri and Arkansas. The communications towers are generally less than four years old and generate substantially all of their revenues from wireless telephony tenants. We funded the purchase price from a portion of the net proceeds from our initial public offering of our common stock.

On July 29, 2004, we signed a definitive agreement to purchase 237 wireless communications towers from Lattice Communications, LLC for an aggregate purchase price of $119.1 million, including estimated fees and expenses. The towers derive approximately 91.9% of their revenue from wireless telephony tenants, and subsidiaries of Cinergy Corp. (“Cinergy”). Cinergy has multi-year leases on many of these sites and utilizes these sites for its private communications and microwave network. The sites acquired are located primarily in Indiana, Ohio, Alabama, Kansas and Georgia. On October 29, 2004, we closed on 167 Lattice Communications sites for $86.7 million including estimated fees and expenses. We funded the October 29, 2004 purchase with $4.6 million from restricted cash and $82.1 million of borrowings from our Credit Facility. The acquisition of the remaining sites is expected to close at various times during the fourth quarter of 2004 and first quarter of 2005 and is subject to customary closing conditions.

On September 29, 2004, we signed a definitive agreement to purchase all of the equity of VSS-Goldenstate LLC (“GoldenState”) for an aggregate purchase price of $64.9 million, including fees and expenses. GoldenState owns or operates 208 communications towers that derive substantially all of their revenues from wireless telephony tenants and are located primarily in California, Oregon, Idaho, Washington, Nevada and Arizona. The acquisition of the GoldenState business represents a significant expansion of our assets and operations into the western portion of the United States. The acquisition is expected to close during the fourth quarter of 2004 and is subject to customary closing conditions. We expect to fund the purchase price primarily with borrowings from our credit facility.

Recent Developments

On October 15, 2004, we amended and restated our credit facility to increase the available commitment to $250.0 million, to eliminate our ability to borrow under the facility for working capital purposes and to add Bank of America as a lender. Borrowings under the credit facility are limited based on a borrowing base equal to 65% of the value of acquired communications towers as defined in the credit facility. As of September 30, 2004, $76.4 million was available, based on the borrowing base to fund future acquisitions.

In the fourth quarter of 2004, our wholly owned subsidiary, Pinnacle Acquisition, expects to issue a mortgage loan for approximately $300.0 million to a newly formed trust which will issue commercial mortgage-backed securities to provide fixed rate financing for many of the communications sites acquired since December 2003 along with certain additional communications sites we expect to acquire. This transaction is expected to be structured similar to the mortgage loan we completed on February 5, 2004. The proceeds from the new mortgage loan, if completed, are expected to be used to repay the outstanding borrowings at such time under our credit facility, and to thereby terminate the credit facility, and to finance the purchase price of certain communications sites we expect to acquire.

Revenues

We generate substantially all of our revenues from leasing space on communications sites to various tenants including wireless service providers, government agencies, operators of private networks, and broadcasters. Factors affecting our revenues include the rate at which our customers deploy capital to enhance and expand their networks, the rate at which customers rationalize their networks, or merge the renewal rates of our tenants and fixed-price annual escalation clauses in our contracts that allow us to increase our tenants’ rental rates over time.

For the nine months ended September 30, 2004, 81% and 91% of our revenues and gross margin, respectively, were generated from our owned sites, while 19% and 9% of our revenues and gross margin, respectively, were generated from our managed sites. For the year ended December 31, 2003, 79% and 89%, respectively, of our revenues and gross margin were generated from our owned sites, while 21% and 11%, respectively, of our revenues and gross margin were generated from our managed sites. Typically, our tenant lease agreements are specific to a site, are for terms of one to ten years, and are renewable for multiple pre-determined periods at the option of the tenant. Rents under the tenant leases are generally due to us on a monthly basis, and revenues from each agreement are recognized monthly. These agreements typically contain fixed-price annual escalation clauses, however rental revenues are recognized in our financial statements on a straight-line basis over the contractual term of the agreements.

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, and radio and television broadcast. For the months of December 2003 and September 2004 our revenue mix for the primary technology categories was as follows:

	Percent of Revenues for the Month of
Tenant technology type	December 2003	September 2004
Telephony (PCS, Cellular, ESMR)	40.6%	45.9%
Mobile radio	25.8%	22.0%
Paging	21.6%	19.9%
Broadcast	7.1%	7.2%
Wireless data and other	4.9%	5.0%

Total	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not own the land at our site), utilities, property and ad valorem taxes, insurance and site maintenance costs. Other shared costs such as property management, site operations and contract administration are included in selling, general and administrative as described below. Because the costs of operating an owned site generally do not increase significantly as we add additional tenants, new lease revenues from additional tenants to a particular site provide high incremental gross margin for that site. Similarly, the loss of any tenant on an owned site does not significantly reduce the costs associated with operating that site; and as a result, the lost lease revenues will reduce cash flows and gross margin from that site. Fluctuations in our gross margins on owned sites are directly related to changes in our tenant lease revenues. For managed sites, we typically pay the site owner either a fixed fee, a percentage of revenues or a combination of a fixed fee plus a percentage of revenues. In instances where we pay the landlord a percentage of revenues, changes in revenues result in an increase or decrease, as applicable, in our communications site operating expenses.

Selling, general and administrative expenses consist of five major components: (1) sales, marketing and collocations, (2) property management and site operations, (3) contracts administration, (4) business development including acquisitions and new builds, and (5) administrative support including legal, finance, accounting, and information technology.

Results of Operations

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

The following table sets forth for the periods indicated, each statement of operations item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-11 and related Prospectus, dated June 2, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

	Three Months Ended September 30,
	2003		2004		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$41,949	100.0%	$46,587	100.0%	$4,638	11.1%
Direct site operating expenses (excluding depreciation, amortization and accretion)	14,275	34.0%	14,611	31.4%	336	2.4%

Gross margin	27,674	66.0%	31,976	68.6%	4,302	15.5%

Other expenses:
Selling, general and administrative (excluding $592 and $228 of non-cash stock-based compensation, respectively)	6,519	15.5%	5,621	12.1%	(898)	-13.8%
State franchise, excise and minimum taxes	208	0.5%	163	0.3%	(45)	-21.6%
Depreciation, amortization and accretion	11,176	26.6%	13,372	28.7%	2,196	19.6%
Non-cash stock-based compensation expense	592	1.4%	228	0.5%	(364)	0.0%

	18,495	44.1%	19,384	41.6%	889	4.8%

Operating income	9,179	21.9%	12,592	27.0%	3,413	37.2%
Interest expense, net	4,988	11.9%	6,393	13.7%	1,405	28.2%
Other expense (income)	8	0.0%	(76)	-0.2%	(84)	-1050.0%

Income from continuing operations before income tax benefit (expense)	4,183	10.0%	6,275	13.5%	2,092	50.0%
Income tax benefit (expense)	(93)	-0.2%	(212)	-0.5%	(119)	128.0%

Income from continuing operations	4,090	9.7%	6,063	13.0%	1,973	48.2%
Income (loss) from discontinued operations	(72)	-0.2%	247	0.5%	319	-443.1%

Income before loss on sale of properties	4,018	9.6%	6,310	13.5%	2,292	57.0%
Gain (loss) on sale of properties	8	0.0%	(1)	0.0%	(9)	-112.5%

Net income	$4,026	9.6%	$6,309	13.5%	$2,283	56.7%

Revenues

Our revenues increased $4.6 million or 11.1%, primarily as a result of the addition of approximately $2.9 million in revenues from our acquisition of 243 communications sites during the period from December 1, 2003 through September 30, 2004, and from internal growth. Our internal growth of 4.1% was primarily driven by internal growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 38.5% for the three months ended September 30, 2003 to 45.9% for the three months ended September 30, 2004.

For the three months ended September 30, 2004, Arch, our largest customer, accounted for 10.4% of our revenues. Our current contract with Arch, which expires in May 2005, allows Arch to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. The number of sites that Arch currently occupies is less than the maximum number of sites allowable under the current contract for the fixed minimum rate. Consequently, we cannot make assurances that we will be able to renew their lease at the same rate or terms upon its expiration. In addition, on March 29, 2004, Arch and Metrocall Holdings, Inc., our sixth largest customer for the three months ended September 30, 2004, announced that they had executed a merger agreement. The merger of these customers was approved by their respective shareholders on November 8, 2004.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $0.3 million primarily due to increased tower cost associated with the communication towers we have acquired since December 2003. The cost of the acquired communication towers were partially offset by decreases in maintenance expenses at our existing communications sites. As a percentage of revenues, our direct site operating expenses decreased to 31.4% of revenues for the three months ended September 30, 2004 from 34.0% of revenues for the three months ended September 30, 2003 due to revenue growth without corresponding expense increases.

Selling, general and administrative

Our selling, general and administrative expenses decrease of $0.9 million was primarily attributable to a $0.5 million decline in monitoring fees paid to Fortress and Greenhill, as the monitoring agreement ended in March 2004, and decreased professional fees. As a percentage of revenues, our selling, general and administrative expenses declined to 12.1% of revenues for the three months ended September 30, 2004 from 15.5% of revenues for the three months ended September 30, 2003.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion of $2.2 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to the addition of 243 communications tower sites during the period from December 2003 through September 2004.

Non-cash stock-based compensation expense

For the three months ended September 30, 2004, we recognized $0.2 million in non-cash stock-based compensation related to stock options granted to an executive at an exercise price less than the market value of the stock on the grant date. During the three months ended September 30, 2003, we recognized $0.6 million in non-cash stock-based compensation related to an employee of Fortress Capital Finance LLC, who served on our board of directors from January 2003 until February 2004 and provided financial advisory services to us through March 2004.

Interest expense, net

Our net interest expense increase of $1.4 million is related to the increase in the amount of debt in our capital structure resulting from the February 5, 2004 mortgage loan transaction, which included the repayment of our old credit facility, and the issuance of the mortgage loan of $418.0 million.

Income tax expense

Our income tax expense increase of $0.1 million resulted primarily from differences arising when we completed the 2003 tax returns for our taxable subsidiaries.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

The following table sets forth for the periods indicated, each statement of operations item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-11 and related Prospectus, dated June 2, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

	Nine Months Ended September 30,
	2003		2004		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$124,946	100.0%	$134,125	100.0%	$9,179	7.3%
Direct site operating expenses (excluding depreciation, amortization and accretion)	41,186	33.0%	41,290	30.8%	104	0.3%

Gross margin	83,760	67.0%	92,835	69.2%	9,075	10.8%

Other expenses:
Selling, general and administrative (excluding $592 and $ 3,440 of non-cash stock-based compensation, respectively)	19,727	15.8%	18,035	13.4%	(1,692)	-8.6%
State franchise, excise and minimum taxes	625	0.5%	500	0.4%	(125)	-20.0%
Depreciation, amortization and accretion	33,528	26.8%	37,164	27.7%	3,636	10.8%
Non-cash stock-based compensation expense	592	0.5%	3,440	2.6%	2,848	0.0%

	54,472	43.6%	59,139	44.1%	4,667	8.6%

Operating income	29,288	23.4%	33,696	25.1%	4,408	15.1%
Interest expense, net	15,832	12.7%	19,294	14.4%	3,462	21.9%
Loss on early extinguishment of debt	—	0.0%	8,449	6.3%	8,449	0.0%
Other expense (income)	(24)	0.0%	(84)	-0.1%	(60)	250.0%

Income from continuing operations before income tax benefit (expense)	13,480	10.8%	6,037	4.5%	(7,443)	-55.2%
Income tax benefit (expense)	326	0.3%	(324)	-0.2%	(650)	-199.4%

Income from continuing operations	13,806	11.0%	5,713	4.3%	(8,093)	-58.6%
Income (loss ) from discontinued operations	171	0.1%	7	0.0%	(164)	-95.9%

Income before gain (loss) on sale of properties	13,977	11.2%	5,720	4.3%	(8,257)	-59.1%
Gain (loss ) on sale of properties	(20)	0.0%	119	0.1%	139	-695.0%

Net income	$13,957	11.2%	$5,839	4.4%	$(8,118)	-58.2%

Revenues

Our revenues increased $9.2 million or 7.3%, primarily as a result of approximately $4.6 million in revenues from our acquisition of 243 communications sites during the period from December 1, 2003 through September 30, 2004, and from internal growth. Our internal growth of 3.7% was primarily driven by growth in our revenues generated from telephony customers of 14.1%, which was in part offset by a decline in our revenues generated by our non-telephony tenants.

For the nine months ended September 30, 2004, Arch, our largest customer, accounted for 10.6% of our revenues. Our current contract with Arch, which expires in May 2005, allows Arch to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. The number of sites that Arch currently occupies is less than the maximum number of sites allowable under the current contract for the fixed minimum rate. Consequently, we cannot make assurances that we will be able to renew their lease at the same rate or terms upon its expiration. In addition, on March 29, 2004, Arch and Metrocall Holdings, Inc., our sixth largest customer for the nine months ended September 30, 2004, announced that they had executed a merger agreement. The merger of these customers was approved by their respective shareholders on November 8, 2004.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $0.1 million primarily due to increased tower cost associated with the communications towers we have acquired since December 2003. These additional costs from the acquired communications towers were partially offset by decreases in maintenance expenses at our existing communications sites. As a percentage of revenues, our direct site operating expenses decreased to 30.8% of revenues for the nine months ended September 30, 2004 from 33.0% of revenues for the nine months ended September 30, 2003 due to revenue growth without corresponding expense increases.

Selling, general and administrative

Our selling, general and administrative expenses decrease of $1.7 million was primarily attributable to a $1.0 million decline in monitoring fees paid to Fortress and Greenhill, as the monitoring agreement was terminated in March 2004, and a decrease in professional fees. As a percentage of revenues, our selling, general and administrative expenses declined to 13.4% of revenues for the nine months ended September 30, 2004 from 15.8% of revenues for the nine months ended September 30, 2003.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion of $3.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to the acquisition of 243 communications sites during the period from December 2003 through September 2004.

Non-cash stock-based compensation expense

In August 2003, our board of directors awarded options to purchase shares of our common stock to an employee of Fortress Capital Finance LLC, who provided financial advisory services to us. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified. As a result of the services provided before the termination, the termination of this individual’s agreement and the resulting modification, we recorded a total expense of $2.6 million in the nine months ended September 30, 2004 related to these stock options which concludes all charges to be recognized related to this agreement. During the nine months ended September 30, 2003, we recognized $0.6 million in non-cash stock-based compensation related to this agreement. In addition, during the nine months ended September 30, 2004, we recognized $0.4 million in stock-based compensation related to 20,000 fully-vested, unrestricted shares of common stock issued to our four independent directors upon consummation of our initial public offering and $0.5 million related to options granted to an executive which were granted at an exercise price less than the market value of the stock on the grant date.

Interest expense, net

Our net interest expense increase of $3.5 million is related to the increase in the amount of debt in our capital structure resulting from the February 5, 2004 mortgage loan transaction, which included the repayment of our old credit facility, and borrowing $418.0 million under a mortgage loan.

Loss on early extinguishment of debt

On February 5, 2004, our principal operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan made payable to a newly formed trust. A portion of the net proceeds was used to repay outstanding borrowings under our old credit facility, and as a result of this repayment, this facility was terminated and $8.4 million of unamortized deferred financing costs related to the old credit facility were expensed.

Income tax expense

Our income tax expense increase of $0.7 million resulted primarily from differences arising when we completed the 2003 tax returns for our taxable subsidiaries.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, construction costs for new tower builds, tower acquisitions, other capital expenditures, and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash generated from operating activities, the remaining net proceeds from our recently completed initial public offering, borrowings under our credit facility and a new mortgage loan, which we expect to close in the fourth quarter of 2004. However we do not have a firm commitment for our future mortgage loan financing.

On June 2, 2004, we completed our initial public offering of 8,050,000 shares of our common stock, including shares issued pursuant to the exercise of the underwriters’ overallotment option, for $18.00 per share raising net cash proceeds of $131.2 million. The net cash proceeds were used in part to repay $33.4 million outstanding under our credit facility, fund the acquisition of Tower Ventures for $52.7 million, including fees and expenses, and fund the purchase of 72 other communications towers for $35.8 million, including fees and expenses.

On February 5, 2004, our principal operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan made payable to a newly formed trust. The mortgage loan requires monthly payments of principal and interest of approximately $2.4 million, bears interest at a weighted average interest rate of approximately 5.0% as of October 25, 2004, with a final maturity date of January 2029, however, the loan documents impose material penalties if we fail to repay the mortgage loan on or prior to January 2009. The net proceeds from the mortgage loan were used primarily to repay the $234.4 million of then outstanding borrowings under our old credit facility and to fund a $142.2 million one-time special distribution to our stockholders. In connection with the repayment of our old credit facility, we also terminated our ability to borrow under its line of credit. The mortgage loan restricts the ability of our principal operating subsidiary, Pinnacle Towers LLC and its subsidiaries, from incurring other indebtedness or further encumbering their assets. In addition, so long as the tangible assets of the borrowers under the mortgage loan represent at least 25% of the assets of Global Signal Inc., it will be an event of default under the mortgage loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates that none of the ratings will be adversely affected.

In addition, on February 6, 2004, we acquired all of the outstanding common stock of Pinnacle Acquisition, then known as Pinnacle Towers Acquisition Inc., through the exercise of an option granted to us by its stockholders, which constituted the majority of our stockholders. In connection with the acquisition of Pinnacle Acquisition’s outstanding stock, we increased the capacity on our credit facility to $200.0 million, including a $5.0 million working capital line, and extended the maturity date to February 6, 2005. The maturity date was extended further to October 1, 2005 upon consummation of our initial public offering. Because this acquisition was a business combination among “entities under common control,” we have accounted for it in a manner similar to a pooling of interests.

On October 15, 2004 we amended and restated our $200.0 million credit facility with Morgan Stanley to, among other things, increase the commitment by the lenders to $250.0 million, to remove the $5.0 million working capital line previously included in the credit facility and to add Bank of America as a lender. Borrowings under the amended and restated credit facility are limited based on a borrowing base equal to 65% of the value of acquired communications towers as defined in the credit facility agreement. As of September 30, 2004, $76.4 million was available based on the borrowing base, to fund future acquisitions. As of the date of the amendment we had no borrowings outstanding under our credit facility, which we expect to utilize to fund communications site purchase commitments. We plan to repay our credit facility through borrowings on a new mortgage loan we expect to complete in the fourth quarter of 2004.

Cash Flows

Net cash flows provided by operating activities were $59.5 million for the nine months ended September 30, 2004, compared to $46.5 million for the nine months ended September 30, 2003. The increase of $13.0 million of net cash flows provided by operating activities is primarily the result of higher cash flow being generated from operations primarily due to revenues from acquired towers and new leases as well as reductions of $0.9 million in cash flows used for working capital in the nine months ended September 30, 2004, as compared to $6.3 million of cash flows used in working capital in the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we made payments of liabilities accrued prior to and in connection with our emergence from Chapter 11 bankruptcy which resulted in a decrease in our accounts payable and accrued expenses and cash flows from operating activities being used in working capital.

Net cash flows used in investing activities were $125.4 million for the nine months ended September 30, 2004 compared to $4.1 million for the nine months ended September 30, 2003. Investing activities for the nine months ended

September 30, 2004 consisted of (1) the acquisition of Tower Ventures, and various other tower assets for $90.5 million including fees and expenses, the purchase of interests in land under which we had previously held a leasehold interest for $3.5 million, and the purchase of the minority interest in our subsidiary, Pinnacle UK., Ltd., for $1.2 million, (2) the funding of restricted cash totaling $23.7 million into escrow accounts as deposits on future acquisitions and imposition reserve accounts as a part of our existing mortgage loan transaction and (3) $7.4 million of capital expenditures related to our implementation of new software systems and improvements to our existing communications sites. These uses were, in part, offset by proceeds of $1.0 million from the disposals of under-performing sites. During the nine months ended September 30, 2003, our investing activities of $4.1 million related primarily to improvements and additions to our communications sites totaling $6.1 million, net of proceeds totaling $1.8 million from the disposal of under-performing sites, and $0.2 million provided by restricted cash.

Net cash flows provided by financing activities were $88.8 million for the nine months ended September 30, 2004 and is primarily related to (1) $418.0 million in borrowings associated with our mortgage loan transaction on February 5, 2004, (2) net cash proceeds of $131.2 million from the initial public offering, and (3) proceeds of $10.9 million from the exercise of common stock options and warrants. These funds were in part offset by (1) $235.9 million used to repay in full our old credit facility, (2) $33.4 million to repay the outstanding borrowings under our credit facility, (3) $4.2 million of principal paid on our mortgage loan, (4) a $6.2 million payment to terminate the December 2003 interest rate swap, (5) debt issuance costs of $14.6 million related to our mortgage loan, (6) payments of $39.9 million in ordinary dividends, of which $20.2 million represents a return of capital, and (7) a $142.2 million one-time special distribution to our stockholders which represented a return of capital. Net cash used in financing activities for the nine months ended September 30, 2003 primarily consisted of $1.0 million of borrowings under our old credit facility and $38.9 million of principal repayments related to that same facility.

Capital expenditures were $7.4 million for the nine months ended September 30, 2004, compared to $6.1 million for the nine months ended September 30, 2003. The capital expenditures for these two periods primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements which totaled $5.4 million and $5.5 million for the nine months ended September 30, 2003 and 2004, respectively. In addition we capitalized $2.7 million of costs related to our computer systems and software in the nine months ended September 30, 2004.

As of September 30, 2004, we had two outstanding purchase agreements with unrelated sellers to acquire $184.0 million in communications site assets, associated with the Lattice and GoldenState acquisitions. On July 29, 2004, we signed a definitive agreement to purchase 237 wireless communications towers from Lattice Communications, LLC for an aggregate purchase price of $119.1 million, including estimated fees and expenses. The sites acquired are located primarily in Indiana, Ohio, Alabama, Kansas and Georgia. On October 29, 2004, we closed on 167 Lattice Communications sites for $86.7 million including estimated fees and expenses. We funded the October 29, 2004 purchase with $4.6 million from restricted cash and $82.1 million of borrowings from our credit facility. The acquisition of the remaining sites is expected to close at various times during the fourth quarter of 2004 and first quarter of 2005 and is subject to customary closing conditions.

On September 29, 2004, we signed a definitive agreement to purchase all of the equity of VSS-GoldenState LLC (“GoldenState”) for an aggregate purchase price of $64.9 million, including fees and expenses. GoldenState owns or operates 208 communications towers that derive substantially all of their revenues from wireless telephony tenants and are located primarily in California, Oregon, Idaho, Washington, Nevada and Arizona. The acquisition is expected to close during the fourth quarter of 2004 and is subject to customary closing conditions. We expect to fund the purchase price primarily with borrowings from our credit facility.

Since September 30, 2004, we have entered into five asset purchase agreements to acquire 112 tower assets from unrelated sellers, for a total estimated purchase price of $35.6 million, including estimated fees and expenses of the purchases.

A number of our acquisition agreements provide for additional proceeds to be paid to the sellers for future lease commencements during a certain period, usually one year or less, after the acquisition is completed, or upon the occurrence of a specific event. The amount of this contingent purchase price is not expected to be material for the acquisitions we have closed in 2004.

We have no material commitments for capital expenditures, other than planned site acquisitions, however, we anticipate our capital expenditures for tower related equipment and tower augmentations and improvements during 2004 to be comparable to our capital expenditures made during 2003, which was $8.5 million. In addition, we are currently upgrading our software systems. We have completed the initial implementation of our PeopleSoft software system for all of our accounting functions including accounts payable, accounts receivable and all internal reporting functions. We are also implementing a separate software system, manageStar, to manage data related to our communications sites, including tenant leases, ground leases and other operational data. For the nine months ended September 30, 2004, we have incurred $2.9 million related to these implementations. We have obtained three-year financing for approximately $1.2 million of these costs related to new hardware and software. The remaining costs were paid from cash.

Credit Facility

On September 23, 2003, a majority of our stockholders formed a new corporation, Pinnacle Acquisition, then known as Pinnacle Towers Acquisition Inc., to acquire and develop strategically located towers and other communications sites. Pinnacle Acquisition was initially funded through a $100.0 million committed credit facility, provided by Morgan Stanley. On February 6, 2004, we exercised our option with respect to all the outstanding common stock of Pinnacle Acquisition, and Pinnacle Acquisition became our wholly-owned subsidiary. On February 6, 2004, we amended our $100.0 million credit facility with Morgan Stanley to, among other things, increase the commitment thereunder to $200.0 million including a $5.0 million working capital line and reduce the applicable margin for federal funds rate loans and LIBOR loans to 2.1175% and 2.50% respectively. We extended the maturity date to February 6, 2005, which was further extended to October 1, 2005 upon consummation of our initial public offering. In addition, we pledged 100% of our ownership interest in Pinnacle Acquisition and replaced Pinnacle Acquisition’s former stockholders as guarantor under the credit facility. On May 12, 2004, we further amended the credit facility in connection with the implementation of the UPREIT operating partnership structure to, among other things, substitute Global Signal OP for Global Signal Inc. as the guarantor and the pledgor under the credit facility. In addition, upon consummation of our initial public offering Global Signal OP was no longer required to pledge its ownership interest in Pinnacle Acquisition. Our stockholders’ pledge of stock was released and our stockholders were no longer required to guarantee the credit facility. We repaid all outstanding debt under the credit facility with proceeds from our initial public offering. As of September 30, 2004, there were no outstanding borrowings under the credit facility and $166.6 million remained committed to fund future tower acquisitions. As of September 30, 2004, $76.4 million was available, based on borrowing base, to fund future acquisitions. On October 15, 2004, we amended and restated the credit facility to, among other things, increase the commitment by the lenders to $250.0 million, to remove the $5.0 million working capital line and to add Bank of America as a lender. The credit facility is now secured by substantially all of Pinnacle Acquisition’s tangible and intangible assets and by a pledge of Global Signal’s 5% equity interest in Global Signal REIT Savings TRS, Inc. (the remaining 95% of the equity having been pledged by Pinnacle Acquisition).

Borrowings under the credit facility are limited based on a borrowing base, which is calculated as 65% of the value of all wireless communications towers owned, leased or managed by Pinnacle Acquisition or its subsidiaries. As of September 30, 2004, $76.4 million remains available to fund future acquisitions. Borrowings under the credit facility bear interest, at our option, at either the federal funds rate plus 2.1175% per annum or LIBOR plus 2.50% per annum. The credit facility contains typical representations and covenants for facilities of this type, including, but not limited to restrictions on our ability to (1) incur consolidated indebtedness in excess of $685.0 million and (2) permit our leverage ratio, defined as the ratio of debt for borrowed money, to consolidated EBITDA, to be greater than 6:1. The credit facility requires a commitment fee of $1.25 million which has been paid. In addition, the credit facility requires an exit fee under certain circumstances.

Mortgage Loan

Our principal operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries are borrowers under a $418.0 million mortgage loan payable to a newly formed trust, made on February 5, 2004. The trust simultaneously issued $418.0 million in commercial mortgage pass-through certificates with terms identical to the mortgage loan. The mortgage loan is secured by (1) mortgage liens on the borrowers’ interests (fee, leasehold or easement) in more than 1,100 of our communications sites, (2) a security interest in substantially all of the borrowers’ personal property and fixtures including our rights under substantially all of our site management agreements, tenant leases (excluding tenant leases for sites referred to in (1) above) and a management agreement with Global Signal Services, LLC) and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the ownership interests of Pinnacle Towers from its direct parent). Our consolidated financial statements include the mortgage loan but do not include the financial statements of the trust.

The principal amount of the mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of September 30, 2004, the weighted average interest rate on the various tranches was approximately 5.0%.

The borrowers are required to make monthly payments of principal and interest on the mortgage loan. The amount of principal due each month will initially be calculated based on a 25-year amortization schedule, with a final maturity date of January 2029. However, the loan documents impose material penalties if the borrowers fail to repay the mortgage loan on or prior to the monthly payment date in January 2009, including the following: accruing additional interest, requiring all excess cash flow after the payment of principal, interest, reserves and certain operating expenses, as defined to be applied to repay the loan, and at the election of the lender, transferring servicing of the sites to an unrelated third party.

If the debt service coverage ratio, defined in the mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of principal and interest that the borrowers will be required to pay over the succeeding twelve months on the mortgage loan, as of the end of any calendar quarter falls to 1.45 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the debt service coverage ratio exceeds 1.45 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the mortgage loan. As of September 30, 2004, our debt service coverage ratio was 3.47. Our future debt service coverage ratio will be affected by our net cash flows which are primarily a result of new and existing leasing activities on our existing communications sites, our existing tenant credit worthiness and lease renewals, and the future expenses we incur to maintain our sites.

The borrowers may not prepay the mortgage loan in whole or in part at any time prior to February 5, 2006, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the January 2009 monthly payment date, no prepayment consideration is due.

The mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. In addition, so long as the tangible assets of the borrowers represent at least 25% of the total tangible assets of Global Signal Inc., it will be an event of default under the mortgage loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates that none of the ratings will be adversely affected.

Interest Rate Swap Agreements

On December 11, 2003, in anticipation of the issuance of the mortgage loan, Pinnacle Towers entered into an interest rate swap agreement with Morgan Stanley as the counter party to hedge the variability of expected future interest payments under the mortgage loan. Under the swap agreement, Pinnacle Towers agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three month LIBOR on the notional amount for the same five-year period. The swap, effective on December 11, 2003, required us to begin making monthly payments to the counter party equal to the difference between 3.816% and the then current three month LIBOR rate, which was 1.13% on February 5, 2004, on the notional amount of $400.0 million. The swap was terminated in connection with the issuance of the mortgage loan at a cost to us of $6.2 million.

On March 26, 2004 and August 27, 2004, in anticipation of acquisitions of additional communications sites and the issuance of a new mortgage loan, we entered into six interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million and 3.84% on a total notional amount of $100.0 million beginning in October 2004 through April 2009 in exchange for receiving three month LIBOR on the same notional amounts for the same period. The swaps terminate on the earlier of the closing of any new mortgage loan or January 1, 2005, on the $200.0 million notional amount and January 31, 2005, on the $100.0 million notional amount swaps at which time each swap will be settled for cash based on the fair market value.

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

The net proceeds from the initial public offering were approximately $131.2 million, after expenses, underwriters’ discounts and commissions totaling $13.7 million. The net cash proceeds were used in part fund the $52.7 million acquisition of Tower Ventures, acquired on June 30, 2004, to fund the purchase of 72 other communications towers and various parcels of land for $35.8 million, including expenses, acquired through September 30, 2004, and approximately $33.4 million to repay our credit facility. The remaining net proceeds from the offering are reflected as a part of restricted cash in the accompanying condensed consolidated balance sheet and are designated to fund future acquisitions and the implementation of our manageStar software system.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest, income tax expense (benefit), depreciation, amortization, and accretion, non-cash stock based compensation expense and gain or losses on the extinguishment of debt. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or “GAAP.”

We use Adjusted EBITDA as a measure of operating performance. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is one of the primary measures used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenues under our tenant leases, our ability to obtain and maintain our customers and our ability to operate our leasing business effectively;

•	it is widely used in the wireless tower industry to measure operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

Our management uses Adjusted EBITDA:

•	in presentations to our board of directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including the preparation of our annual operating budget;

•	for compensation purposes, including as the basis for annual incentive bonuses for certain employees;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets;

•	with respect to compliance with our credit facility, which requires us to maintain certain financila ratios based on Consolidated EBITDA, which is equivalent to Adjusted EBITDA except that Consolidated EBITDA (i) annualizes the Adjusted EBITDA contribution from newly acquired towers until such towers have been owned fro twelve months and (ii) excludes asset impairment charges, gains or losses on foreign currency exchange and certain other non-cash charges; and

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles.

Adjusted EBITDA is calculated as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)
Net income	$4,026	$6,309	$13,957	$5,839
Depreciation, amortization and accretion (1)	11,176	13,382	33,528	37,174
Interest expense, net	4,988	6,393	15,832	19,294
Income tax expense (benefit)	93	212	(326)	324
Loss on early extinguishment of debt	—	—	—	8,449
Non-cash stock based compensation expense	592	228	592	3,440

Adjusted EBITDA	$20,875	$26,524	$63,583	$74,520

(1)	Depreciation, amortization and accretion includes $10.0 related to discontinued operations for the three and nine months ended September 30, 2004.

Adjusted Funds From Operations

We believe Adjusted Funds From Operations, or AFFO, is an appropriate measure of the performance of REITs because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. AFFO, for our purposes, represents net income available for common stockholders (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (or losses) on the disposition of real estate assets and real estate depreciation, amortization and accretion and non-cash stock based compensation expense.

AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow provided by operations as a measure of liquidity and is not necessarily indicative of funds available to fund our cash needs including our ability to pay dividends. In addition, AFFO may not be comparable to similarly titled measurements employed by other companies.

Our management uses AFFO:

•	in monthly management reports given to our board of directors;

•	to provide a measure of our REIT operating performance that can be compared to other companies using AFFO; and

•	as an important supplemental measure of operating performance.

Adjusted Funds From Operations is calculated as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)
Net income	$4,026	$6,309	$13,957	$5,839
Real estate depreciation and amortization	10,485	12,529	31,445	35,082
Loss (gain) on sale of properties (1)	60	(320)	145	(292)
Loss on early extinguishment of debt	—	—	—	8,449
Non-cash stock based compensation expense	592	228	592	3,440
Accretion	97	143	291	477

Adjusted FFO	$15,260	$18,889	$46,440	$52,995

(1)	Loss (gain) on sale of properties includes $68.0 and $(321.0) related to discontinued operations for the three months ended September 30, 2003 and 2004, respectively, and $125.0 and $(173.0) for the nine months ended September 30, 2003 and 2004, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks from changes in interest rates charged on our credit facility. The impact on earnings and value of our credit facility debt is subject to change as a result of movements in market rates and prices.

On March 26, 2004 and August 27, 2004, in anticipation of future acquisitions and their financing, we entered into a total of six interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million and 3.84% on a total notional amount of $100.0 million beginning in October 2004 through April 2009 in exchange for receiving three month LIBOR on the same notional amounts for the same period. The swaps terminate on the earlier of the closing of any new mortgage loan or January 2005, at which time the swaps will be settled for cash based on the then fair market value. If LIBOR swap rates decreased by 100 basis points at the time of settlement, we would be required to make a payment of $10.4 million. If LIBOR swap rates increased by 100 basis points at the time of settlement, we would receive a payment of $13.3 million. If the financing transaction is completed on terms consistent with those currently anticipated, any settlement payments would be deferred and amortized over the expected life of the mortgage loan. If the financing transaction is not completed as anticipated, we would be required to recognize the aggregate fair value of the swaps in current earnings. The following table presents the future principal payment obligations and weighted-average interest rates at September 30, 2004 associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $1.0 million under capital leases to finance new computer software and $413.8 million under our mortgage loan issued on February 5, 2004.

	Weighted Average Interest Rate		Expected Maturity Date – Twelve Months Ended September 30,
		Total	2005	2006	2007	2008	2009	Thereafter
Fixed rate:
Mortgage loan	5.0%	$413,794	$7,706	$8,182	$8,686	$9,222	$379,998	$—
Capital lease obligation	10.3%	1,019	377	417	225	—	—	—

Total debt		$414,813	$8,083	$8,599	$8,911	$9,222	$379,998	$—

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)	None

(b)	On June 2, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-112839) filed under the Securities Act of 1933, for an initial public offering of our common stock. On June 2, 2004, we completed our initial public offering and sold 8,050,000 shares of our common stock at a price of $18.00 per share. The managing underwriters in the initial public offering were Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Lehman Brothers, Inc. and Raymond James & Associates, Inc., as representatives of the several underwriters (collectively, the “Underwriters”).

The net proceeds from the initial public offering were approximately $131.2 million, after expenses, underwriters’ discounts and commissions totaling $13.7 million. The net cash proceeds were used in part fund the $52.7 million acquisition of Tower Ventures, acquired on June 30, 2004, to fund the purchase of 72 other communications towers and various parcels of land for $35.8 million, including expenses, acquired through September 30, 2004, and approximately $33.4 million to repay our credit facility. The remaining net proceeds from the offering are reflected as a part of restricted cash in the accompanying condensed consolidated balance sheet and are designated to fund future acquisitions and the implementation of our manageStar software system.

(c)	Our credit facility limits the payment of dividends to us from Pinnacle Acquisition to $5.0 million during the term of the credit facility, and further prohibits the payment of dividends to our stockholders directly from these funds. As of September 30, 2004, Pinnacle Acquisition had not declared nor paid any dividends.

Our mortgage loan may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio would require excess cash flows, that could be used to pay dividends, be used to repay outstanding principal due under the mortgage loan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

(a)	On July 1, 2004, we filed a Current Report on Form 8-K announcing our acquisition of all of the membership interests in Tower Ventures III LLC (“Tower Ventures”) for $52.0 million plus fees and expenses, pursuant to a membership purchase agreement dated April 22, 2004, and amended June 30, 2004.

On July 30 2004, we filed a Current Report on Form 8-K associated with the issuance of a press release announcing our results of operations for the quarter ended June 30, 2004.

On August 30, 2004, we filed a Current Report on Form 8-K/A amending the Form 8-K filed July 1, 2004, in connection with the completion of our acquisition of all of the membership interest of Tower Ventures.

On September 29, 2004, we filed a Current Report on Form 8-K announcing that we had signed a definitive agreement to purchase all of the equity of VSS-GoldenState for an aggregate purchase price of up to $63.1 million.

(b)	None

ITEM 6.	EXHIBITS.

2.3	Purchase and Sale Agreement by and among VSS-GoldenState, LLC, GoldenState Towers, LLC, and Pinnacle Towers Acquisition LLC and for the limited purposes set forth therein VS&A Communications Partners III, L.P., dated September 29, 2004. †

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† -	Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Signal Inc.
Registrant

By:	/s/ WILLIAM T. FREEMAN
William T. Freeman, Chief Financial Officer

Dated:	November 9, 2004