Form 10-K
period 2004-12-31
GLOBAL SIGNAL INC
filed 2005-03-31
CIK 1278382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-32168

GLOBAL SIGNAL INC.

(exact name of registrant as specified in its charter)

Delaware	65-0652634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 North Cattlemen Road, Suite 300, Sarasota, Florida 34232-6427
(Address of principal executive offices)

Telephone: (941) 364-8886
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer. (as defined by Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2004 was $1.1 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At March 29, 2005, there were 52,143,677 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference from the Registrant's Definitive Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

Part I

Item 1. Business	1
Item 2. Properties	36
Item 3. Legal Proceedings	38
Item 4. Submission of Matters to a Vote of Security Holders	38

Part II

Part III

Item 10. Directors and Executive Officers of the Registrant	130
Item 11. Executive Compensation	130
Item 12. Security Ownership of Certain Beneficial Owners and Management	130
Item 13. Certain Relationships and Related Transactions	130
Item 14. Principal Accountant Fees and Services	130

Part IV

Item 15. Exhibits, Financial Statement Schedules	131

i

EXPLANATORY NOTE

As indicated in this filing, we have restated our financial statements as of December 31, 2002 and 2003, and for the two months ended December 31, 2002, the first, second, third and fourth quarters of 2003, the year ended December 31, 2003 and the first, second and third quarters of 2004. This restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2004. This restatement corrects errors in:

•	the recognition of additional ground lease and other subleased sites' rent expense on a straight-line basis over the initial term of the lease plus the future optional renewal periods where there is reasonable assurance that the lease will be renewed based on our evaluation at the inception of the lease or our assumption of the lease due to our acquisition of the related tower asset, and

•	the amortization period of leasehold improvements (primarily wireless towers) to amortize such improvements over the lesser of the remaining term of the underlying lease including the renewal periods assumed above or the estimated useful life of the leasehold improvement.

In consultation with our independent registered public accounting firm, Ernst & Young LLP, we reviewed our lease accounting practices in part due to a public letter issued by the U.S. Securities and Exchange Commission (the "SEC") to the American Institute of Certified Public Accountants on February 7, 2005 stating the SEC's views regarding existing accounting literature applicable to leases and leasehold improvements. As a result of this review, we corrected our method of accounting for rent expense on leased land and our leased sites which we sublease to our tenants and amortization of leasehold improvements to comply with generally accepted accounting principles in the United States ("GAAP") and determined that these matters required material adjustments to the two months ended December 31, 2002, the year ended December 31, 2003 and the three months ended March 31, 2003 and 2004 financial information previously included in our Registration Statements on Form S-11 (File Nos. 333-112839 and 333-121576) and the financial information for the periods ended June 30, and September 30, 2003 and 2004 previously filed on Form 10-Q. The adjustments resulting from our review are discussed in greater detail in this report in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 20 and 21 to our consolidated financial statements located elsewhere in this report.

We do not intend to file any amended Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2004, and the financial statements and related financial information contained in such reports should no longer be relied upon. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information, where applicable.

All referenced amounts in this report as of December 31, 2003 and 2002, for the years ended December 31, 2004 and 2003, and the two months ended December 31, 2002 have been restated.

We adopted fresh start accounting and reorganized into a new reporting entity upon emergence from Chapter 11 bankruptcy, effective as of November 1, 2002. As a result of the implementation of fresh start accounting, our financial statements after November 1, 2002 are not comparable to our financial statements for prior periods. The periods presented prior to November 1, 2002 have been designated "Predecessor Company" and the periods starting on November 1, 2002 have been designated "Successor Company." We have not restated any periods for the Predecessor Company as the effect of the lease accounting matters described above is immaterial and has no cumulative impact on the operating results or financial position of the Successor Company.

ii

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing sites, close acquisitions under letters of intent, close the Sprint Transaction, close on the Investment Agreement and the associated issuance by the Investors of the option, come to favorable resolution on the timing and the terms of any renewal of the Arch Lease, anticipate, manage and address industry trends and their effect on our business as well as the rate and timing of the deployment of new radio communications systems and equipment by governmental customers; whether our current or prospective tenants who are analog television broadcasters install new equipment at our sites; whether we successfully address other future technological changes in the wireless industry, pay and grow dividends, generate growth organically or through acquisitions, secure financing and increase revenues, earnings, Adjusted EBITDA and/or Adjusted FFO and add telephony tenants; and statements relating to the final cost of the Sprint Transaction (including fees and expenses), and how the proceeds of future financings will be used. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "believe(s)," "will," "would," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Global Signal can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Global Signal's expectations include, but are not limited to, our continued ability to acquire new towers at attractive prices which will generate returns consistent with expectations; the possibility that the towers that we have acquired and will acquire may not generate sufficient additional income to justify their acquisition; possibilities that conditions to closing of transactions will not be satisfied; our ability to close on towers under non-binding letters of intent, which is generally less probable then closing on towers under definitive agreements; the possibilities that changes in the capital markets, including changes in interest rates and/or credit spreads, or other factors could make financing more expensive or unavailable to us, and other risks detailed from time to time in Global Signal's SEC reports including in "Risk Factors" included elsewhere in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Annual Report. Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

iii

Part I

Item 1.    Business

Business Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest wireless communications tower owners in the United States, based on the number of towers owned. On June 2, 2004, we completed our initial public offering through the issuance of 8,050,000 shares of our common stock, par value $0.01 per share ("Common Stock") at $18.00 per share of Common Stock.

Our strategy is to grow our Adjusted EBITDA and Adjusted Funds From Operations (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy we will seek to increase our dividend per share over time. We are organized as a real estate investment trust, or REIT, and as such are required to distribute at least 90% of our taxable income to our stockholders. We paid a dividend of $0.40 per share of our Common Stock for the quarter ended December 31, 2004 which is a 28.0% increase over the dividend we paid for the quarter ended December 31, 2003.

For the years ended December 31, 2003 and 2004, substantially all of our revenues came from our ownership, leasing and management of communications towers and other communications sites. Although we have communication sites located throughout the United States, Canada and the United Kingdom, our communications sites are primarily located in the southeastern and mid-Atlantic regions of the United States. As of December 31, 2004, we owned 2,988 towers and 265 other communications sites. We own in fee or have long-term easements on the land under 915 of these towers and we lease the land under 2,073 of these towers. In addition, as of December 31, 2004, we managed 807 towers, rooftops and other communications sites where we had the right to market space or where we had a sublease arrangement with the site owner. As of December 31, 2004, we owned or managed a total of 4,060 communications sites.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of December 31, 2004, we had an aggregate of more than 15,000 leases on our communications sites with over 2,000 customers. The average number of tenants on our owned towers, as of December 31, 2004, was 4.1, which included an average of 1.6 wireless telephony tenants. Our revenues from wireless telephony tenants has increased from 41.0% of our total revenues for the month of December 2003 to 51.1% of our total revenues for the month of December 2004.

For the years ended December 31, 2003 and 2004, we generated:

	2003	2004
	(Restated)
($ in millions)
Revenues from continuing operations	$166.7	$182.9
Net income	$13.2	$6.9
Adjusted EBITDA(1)	$81.6	$102.4
Adjusted Funds from Operations(1)	$60.1	$71.8

(1)	Adjusted EBITDA and adjusted Funds From Operations, or AFFO, are non-GAAP financial measures we use in evaluating our performance. See " Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for a reconciliation of these measures to net income and for a detailed description of why we believe such measures are useful.

Growth Strategy

Our objective is to increase our Adjusted EBITDA, AFFO and our dividend per share of our Common Stock. Key elements of our strategy to achieve this objective include:

•	Grow our Revenues by Adding New Tenants to our Existing Communications Sites. We believe that we can take advantage of our site capacity and locations, strong customer relationships and operational expertise to attract new tenants to our existing communications sites.

•	Expand our Communications Sites Network Through Acquisition and Development of Towers. We plan to purchase or selectively develop towers in locations where we believe there is, or will be, significant demand for wireless services which should drive network expansion and increase demand for space on our towers. We will focus our acquisition efforts on towers that already have an existing telephony tenant, or in the case of new builds, a telephony customer committed to a new lease, and have the potential to add multiple additional telephony tenants. We believe that telephony tenants provide a stable revenue stream and that there is a high likelihood of lease renewals by multiple tenants. Since 1998, we have experienced average annualized churn as a result of non-renewal and other lease terminations from our telephony tenants of less than 1% of annualized telephony revenues.

•	Maintain an Efficient Capital Structure. We believe that our low-cost debt, combined with appropriate leverage, will allow us to maintain operating and financial flexibility. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. Prior to issuing mortgage-backed securities, our strategy is to finance communications sites we acquire on a short-term basis through credit facilities we expect to obtain on terms similar to the credit facility we repaid with a portion of the net proceeds from our December 2004 mortgage loan.

•	Build on Relationships with Wireless Telephony Carriers. We maintain a consistent and focused dialogue with our wireless telephony carriers in order to fully meet their network needs.

•	Outsource New Tower Development and Construction. We outsource all aspects of new tower development, including engineering, initial land acquisition, zoning and construction. We believe that by outsourcing, we avoid most of the high overhead and risks associated with providing these services.

Our Strengths

•	High Quality Communications Sites with Diversified and Stable Cash Flows. As of December 31, 2004, we had 4,060 communications sites, including 2,988 owned towers. Our diversified customer base, which includes over 2,000 customers with over 15,000 leases, has historically provided us with a stable cash flow stream. Our tenants include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters.

•	Efficient and Well-Organized Operating Platform. We have recently spent a significant amount of time and capital on improving our operations. Our organizational structure, sales force, business processes and systems are oriented towards improving customer service and adding new tenants. For example, we have recently implemented a new computer system to manage our communication sites, tenant and ground leases, and to handle our accounting and billing functions. In addition, we recently completed a digital library that provides us with easy access to our key records and allows us to rapidly respond to customer requests and to deploy new tenants on our sites.

•	Experienced Management Team. We have an experienced management team that is highly focused on growing our business. Our management team owns, and is incentivized with options to acquire, a total of approximately 4.1% of our Common Stock on a fully diluted basis, as of December 31, 2004.

•	Tax-Efficient REIT Status. We are organized as a REIT, which enables us to reduce our corporate-level income taxes by making dividend distributions to our stockholders and to pass our capital gains through to our stockholders in the form of capital gains dividends.

Acquisitions

Since the beginning of our acquisition program on December 1, 2003, through December 31, 2004, we have acquired 929 communications sites for an aggregate purchase price of approximately $385.3 million, including fees and expenses. In addition, during 2004, we invested $7.2 million, including fees and expenses, to acquire a fee interest or long-term easement under 73 wireless communications towers where we previously had a leasehold interest. As of December 31, 2004, we have executed definitive agreements to acquire an additional 27 communications sites and to acquire fee interest or long-term easements under an additional 17 communication towers, for an aggregate purchase price of approximately $11.9 million, including estimated fees and expenses. On February 14, 2005, we entered into a definitive agreement with Sprint Corporation under which we will have the exclusive right to lease or operate more than 6,600 wireless communications towers and related assets for a period of 32 years for an upfront payment of approximately $1.2 billion as is more fully described below in "Sprint Transaction." The above pending acquisitions are subject to customary closing conditions for real estate transactions of this type and may not be successfully completed. In addition, as of December 31, 2004, we also had non-binding letters of intent with other parties to purchase an additional 261 towers for approximately $80.8 million, including estimated fees and expenses. During the first quarter of 2005, we were in the process of performing due diligence on these towers; seeking to negotiate definitive agreements or closing such transactions. We believe the towers we acquired and have contracted to acquire are in locations where there are opportunities for organic growth and that these towers generally have significant additional capacity to accommodate new tenants.

The table below is a summary of some of our larger 2004 acquisitions.

Seller	Acquisition Closing Dates	No. of Acquired Communication Sites	Purchase Price, Including Fees & Expenses ($ million)	% of Revenue From Investment Grade or Wireless Telephony Tenants(1)	Primary Site Locations
Towers of Texas Inc.	December 2004	47	$25.5	99.5%	Texas
Didicom Towers, Inc.	December 2004	95	26.7	93.3	Arkansas, Missouri and Oklahoma
GoldenState Towers, LLC(2)	November 2004	214	64.5	98.2	California, Oregon, Idaho, Washington, Nevada and Arizona
Lattice Communications, LLC	October through December 2004	225	110.9	89.3	Indiana, Ohio, Alabama, Kansas and Georgia
Tower Ventures III LLC(2)	June 2004	97	53.0	99.6	Tennessee, Mississippi, Missouri and Arkansas

(1)	As of the time of acquisition.

(2)	Acquisition of the membership interests of the named entity, which owns the towers.

Prior to December 7, 2004, the above acquisitions were funded through borrowings under our credit facility and a portion of the net proceeds from our initial public offering. After December 7, 2004, the date of our December 2004 mortgage loan and the date we repaid and terminated our credit facility, the acquisitions were funded with cash from the site acquisition reserve account established as part of the December 2004 mortgage loan.

On March 21, 2005, we entered into an agreement to purchase 169 wireless communications towers for approximately $55.1 million from Triton PCS Holdings, Inc. ("Triton"). The transaction is expected to close in the second half of 2005 and is subject to customary closing conditions. The towers are primarily located in the Charlotte, Raleigh and Greensboro markets of North Carolina, with additional sites located in North and South Carolina and Puerto Rico. All of the revenues on these towers are derived from wireless telephony tenants. As part of the transaction, Global Signal and Triton have agreed to enter into a 10-year master lease agreement at an initial monthly rate of $1,850 for each of the 169 towers, with three 5-year lease renewal options. Additionally, we obtained an exclusive option to acquire an additional 70 existing towers owned by Triton, together with an option to acquire all new towers constructed by Triton during a one-year period after closing.

2004 Financings

On December 7, 2004, our wholly owned subsidiary, Pinnacle Towers Acquisition Holdings LLC, and five of its direct and indirect subsidiaries borrowed approximately $293.8 million under a mortgage loan made payable to a newly created trust that issued approximately $293.8 million in fixed rate commercial mortgage pass-through certificates, which we refer to as the December 2004 mortgage loan, to provide fixed rate financing for the communications sites we acquired since December 1, 2003 along with certain additional communications sites we expect to acquire. The proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following closing. As of December 31, 2004, the site acquisition reserve account had a balance of $58.5 million. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009. The weighted average interest rate on the various tranches of certificates is approximately 4.74%. The December 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority liens on substantially all of Pinnacle Towers Acquisition Holdings LLC's tangible assets and its interest in the five subsidiaries which we expect will have an aggregate acquisition cost of approximately $450.0 million, including estimated fees and expenses, after all monies in the site acquisition reserve have been used to fund acquisitions.

On December 3, 2004, Global Signal Operating Partnership, L.P., or Global Signal OP, entered into a 364-day $20.0 million revolving credit agreement (the "Revolving Credit Agreement") with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide funding for working capital and other corporate purposes. Amounts available under the revolving credit facility will be reduced to $15.0 million upon the earlier of June 3, 2005 or the completion of certain equity issuances by us in excess of $5.0 million (excluding any equity issuances by us in connection with the Sprint Transaction (as defined below) or as a result of the exercise of options or warrants outstanding as of February 9, 2005). On February 9, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease (as defined below). The term loan must be repaid on the earlier of (1) the six month anniversary of the funding of the term loan, (2) the date that we receive a refund of the deposit from Sprint under the Agreement to Lease, and (3) the date of the closing of the Sprint Transaction. Interest on this credit facility is payable at our option at either, the London InterBank Offered Rate, or LIBOR, plus 3.0% or the bank's base rate plus 2.0%. This credit facility contains covenants and restrictions standard for a facility of this type including a limitation on our consolidated indebtedness at $780.0 million, which will be increased to approximately $1.6 billion upon consummation of the bridge financing for the Sprint Transaction. The credit facility continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary. As of December 31, 2004, the pledged interests in the United Kingdom and Canadian subsidiaries collectively constituted 1.0% of our total assets' book value.

On October 15, 2004, we amended and restated our $200.0 million credit facility with Morgan Stanley Asset Funding Inc. to, among other things, increase the commitment by the lenders to $250.0 million and to add Bank of America, N.A. as a lender. We used this credit facility to provide funding for our acquisitions until December 7, 2004 when we repaid and terminated this credit facility with a portion of the proceeds from our December 2004 mortgage loan.

On June 2, 2004, we completed our initial public offering through the issuance of 8,050,000 shares of our Common Stock at $18.00 per share of Common Stock. We received net proceeds from the offering of approximately $131.2 million which we primarily utilized to repay the outstanding borrowings at such time under our credit facility and to fund the acquisition of wireless communication sites.

On February 5, 2004, our largest operating subsidiary, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time), and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan made payable to a trust, which we refer to as the February 2004 mortgage loan. The trust simultaneously issued $418.0 million in commercial mortgage pass-through certificates with terms that correspond to the February 2004 mortgage loan. The proceeds from the February 2004 mortgage loan were used primarily to repay the $234.4 million of then outstanding borrowings under our old credit facility and to fund a $142.2 million one-time special distribution to our stockholders which, represented a return of capital, including $113.8 million to Fortress and Greenhill. As of December 31, 2004, the weighted average fixed interest rate of the various tranches of the mortgage loan was approximately 5.0%. The February 2004 mortgage loan is secured by mortgages, deeds of trust and deeds to secure debt creating first priority mortgage liens on assets which generated 91.9% of our gross margins for the year ended December 31, 2004.

Sprint Transaction

On February 14, 2005, we, Sprint Corporation ("Sprint") and certain Sprint subsidiaries (the "Sprint Contributors"), entered into an agreement to contribute, lease and sublease (the "Agreement to Lease"). The following summary of certain provisions of the Agreement to Lease is qualified in its entirety by reference to the complete Agreement to Lease attached as Exhibit 10.33 hereto. Under the Agreement to Lease, we have agreed to lease or, if certain consents have not been obtained, operate, for a period of 32 years over 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from one or more newly formed special purpose entities of Sprint (collectively, "Sprint TowerCo"), under one or more master leases for which we agreed to pay approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). The closing of the Sprint Transaction is expected to occur toward the end of the second quarter of 2005. Certain Sprint entities will sublease space on approximately 6,400 of the Sprint Towers (as described below) and the Sprint Towers have over 5,600 collocation leases with other wireless tenants and substantially all of the revenue is derived from wireless telephony tenants. With the closing of the Sprint Transaction, we will own, lease or manage over 10,600 wireless communications towers and other communications sites.

Upon the signing of the Agreement to Lease, we placed a $50.0 million deposit in escrow. If the closing of the Sprint Transaction occurs, the deposit and earnings thereon will be credited against the Upfront Rental Payment. If, however, the closing of the Sprint Transaction does not occur as a result of our material breach, or in the event that we are unable to obtain the funds necessary to close the Sprint Transaction, then Sprint will be entitled to retain the deposit.

The Agreement to Lease also contains various covenants, including, but not limited to, (a) covenants by us to use commercially reasonable efforts to obtain certain consents and to enter into agreements with respect to the financing needed to consummate the Sprint Transaction and (b)

covenants by Sprint to conduct its business pending closing of the Sprint Transaction in the ordinary course and not to solicit any submissions, or engage in any discussions with any third party, with respect to any proposal for the acquisition or lease of the Sprint Towers. In addition, both parties covenant to use their respective commercially reasonable efforts to close the Sprint Transaction.

Sprint has agreed to indemnify us (including our officers, directors and affiliates) for any losses related to (i) a breach of a Sprint representation, (ii) a breach of a Sprint covenant, (iii) any taxes of Sprint or Sprint TowerCo created in connection with the Agreement to Lease (other than those which we expressly assume) and (iv) the assets and liabilities of Sprint specifically excluded in the Agreement to Lease. We have agreed to indemnify Sprint (including its officers, directors and affiliates) for any losses related to (i) a breach of any of our representations, (ii) a breach of any of our covenants and (iii) any failure by us to discharge the liabilities we assume in connection with the Sprint Transaction. We and Sprint have agreed that, subject to certain exceptions, neither party shall make any indemnity claim for any individual loss related to a breach of a representation that is less than $15,000 unless and until all indemnifiable losses, irrespective of amount, related to breaches of representations exceed $10.0 million, in the aggregate.

The Agreement to Lease contains certain other customary covenants and agreements, including termination rights for each of Sprint and us, including the right of either party to terminate if the closing does not occur by August 13, 2005. In the event that we do not meet certain milestones in obtaining certain consents, Sprint may have additional termination rights; however, we may be able to extend such milestones and/or waive the consent requirements and proceed to closing.

Master Lease

At the closing of the Sprint Transaction, Sprint TowerCo will enter into a Master Lease and Sublease with one or more special purpose entities (collectively, "Lessee") created by us (the "Master Lease"). The following summary of certain provisions of the Master Lease is qualified in its entirety by reference to the complete form of Master Lease filed as Exhibit D to the Agreement to Lease which is attached as Exhibit 10.33 hereto and incorporated herein by reference.

The term of the Master Lease will expire in 2037 and there are no contractual renewal options. Except for the Upfront Rental Payment, the Lessee will not be required to make any further payments to Sprint TowerCo for the right to lease or operate the Sprint Towers during the term of the Master Lease. The Sprint Contributors currently lease the land under substantially all of the Sprint Towers from third parties and the Lessee will assume all of the Sprint Contributors' obligations that arise under the Sprint Towers ground leases post closing. Additionally, the Lessee will be required to pay all costs of operating the Sprint Towers as well as an agreed-upon amount for real and personal property taxes attributable to the Sprint Towers. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, the Lessee will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion, subject to adjustment, including based on a final appraisal of the Sprint Towers to be completed prior to closing of the Sprint Transaction.

The Lessee will be entitled to all revenues from the Sprint Towers leased or operated by it during the term of the Master Lease, including amounts payable under existing Sprint Tower collocation agreements with third parties. In addition, under the Master Lease, Sprint entities that are part of Sprint's wireless division have agreed to sublease or otherwise occupy collocation space (the "Sprint Collocation Agreement") at approximately 6,400 of the Sprint Towers for an initial monthly collocation charge of $1,400 per tower (the "Sprint Collocation Charge") for an initial period of ten years. The Sprint Collocation Charge is scheduled to increase each year, beginning January 2006, at a rate equal to the lesser of (i) 3% or (ii) the sum of 2% and the increase in the Consumer Price Index during the prior year. After ten years, Sprint may terminate the Sprint Collocation Agreement at any or all Sprint Towers; provided, however, that if Sprint does not exercise its termination right prior to the end of nine years at a Sprint Tower (effective as of the end of the tenth year), the Sprint Collocation Agreement at that Sprint Tower will continue for a further five-year period. Sprint may, subsequent to the ten-year initial term, terminate the Sprint Collocation Agreement as to any or all Sprint Towers upon the 15th, 20th, 25th, or 30th anniversary of the commencement of the Master Lease.

Subject to arbitration and cure rights of the Lessee's lender, in the event of an uncured default under a ground lease, Sprint TowerCo may terminate the Master Lease as to the applicable ground lease site. In the event of an uncured default with respect to more than 20% of the Sprint Towers during any rolling five-year period, and subject to certain other conditions, Sprint TowerCo may terminate the entire Master Lease.

We guarantee the full and timely payment and performance and observance of all of the terms, provisions, covenants and obligations of the Lessee under the Master Lease up to a maximum aggregate amount of $200.0 million.

Investment Agreement

Prior to the execution of the Agreement to Lease, we submitted several bids to Sprint in an auction process conducted by Sprint with respect to the Sprint Towers. On August 23, 2004, we submitted our first bid relating to the Sprint Towers. After the first round of bidding, Sprint required that any bidder also provide commitments for the financing necessary to consummate that bidder's proposed transaction with respect to the Sprint Towers. On September 10, 2004, our board of directors established a special committee to evaluate and negotiate the equity financing for our proposed transaction with respect to the Sprint Towers. On September 27, 2004, an affiliate of Fortress Investment Group LLC ("FIG"), in connection with our bid for the Sprint Towers, submitted a commitment letter addressed to us to provide up to 50% of the anticipated equity financing for the proposed transaction with respect to the Sprint Towers. On November 19, 2004, in connection with our submission of a revised bid to Sprint, FIG, on behalf of itself and certain of its affiliates, submitted to us a commitment letter to provide up to $400.0 million of equity financing to us, with the expectation that one or more large institutional investors would also participate. On January 31, 2005, we submitted a revised bid to Sprint. On February 1, 2005, we entered into an exclusivity agreement with Sprint in connection with the proposed transaction with Sprint. On February 4, 2005, FIG submitted another commitment letter to us, as required by the Sprint bidding procedures, pursuant to which certain of its affiliates agreed to provide up to $450.0 million in equity financing to us in connection with our revised bid for the proposed transaction with Sprint. In connection with our successful bid for the Sprint Towers and FIG's commitment for equity financing for the Sprint Transaction, the Investors (as defined below) entered into the Investment Agreement (as defined below). In entering into the Investment Agreement, the Investors and we assumed that it will cost approximately $1.25 billion, including fees and expenses, to consummate the Sprint Transaction, and that we would raise $850.0 million in debt and $400.0 million of equity to finance the Sprint Transaction. Morgan Stanley Asset Funding Inc. and certain of its affiliates provided financial advice and assistance to us in connection with the Sprint Transaction.

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement (the "Investment Agreement") with (a) Fortress Investment Fund II LLC, a Delaware limited liability company ("Fortress"), an affiliate of our largest stockholder, Fortress Investment Holdings LLC; (b) Abrams Capital Partners II, L.P., a Delaware limited partnership, Abrams Capital Partners I, L.P., a Delaware limited partnership, Whitecrest Partners, L.P., a Delaware limited partnership, Abrams Capital International, LTD, a Cayman Island limited liability company and Riva Capital Partners, L.P., a Delaware limited partnership (collectively, "Abrams"), affiliates of our third largest stockholder Abrams Capital, LLC; and (c) Greenhill Capital Partners, L.P., a Delaware limited partnership, Greenhill Capital Partners (Executive), L.P., a Delaware limited partnership, Greenhill Capital, L.P., a Delaware limited partnership, Greenhill Capital Partners (Cayman), L.P., a Cayman Islands limited partnership, Greenhill Capital Partners (Employees) II, L.P., a Delaware limited partnership (collectively, "Greenhill", and together with Fortress and Abrams, the "Investors", and each individually, an "Investor"), our second largest stockholder and certain of its affiliates.

Under the Investment Agreement, the Investors committed to purchase, at the closing of the Sprint Transaction, up to $500.0 million of our Common Stock at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors will automatically be reduced by (1) the amount of net proceeds received by us pursuant to any offering of our equity securities prior to the closing of the Sprint Transaction, and (2) the amount of any borrowings in excess of $750.0 million outstanding prior to the closing of the Sprint Transaction under any credit facility or similar agreements provided to us in connection with the Sprint Transaction, provided that the Investors' aggregate commitment will not be reduced below $250.0 million. Pursuant to the terms of the Investment Agreement, each of Fortress, Abrams and Greenhill shall purchase such number of shares of Common Stock equal to 48%, 32% and 20%, respectively, of the total number of shares of Common Stock to be purchased under the Investment Agreement. The purchase of the shares by the Investors is conditioned upon the occurrence of the closing of the Sprint Transaction, and will close simultaneously with the Sprint Transaction. In the event an Investor fails to purchase the shares of Common Stock it is obligated to purchase, the other Investors have the right, but not the obligation, to purchase such shares. This issuance of these securities will be made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Option Agreement

If we do not complete an offering of our equity securities prior to the closing of the Sprint Transaction, under an Option Agreement with us, the Investors will issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of Common Stock having a value equal to the difference between the total consideration paid by the Investors for the Common Stock at the closing of the Sprint Transaction and $250.0 million. This option would be issued by the Investors pursuant to an Option Agreement among the Investors and us. Pursuant to the Option Agreement, we would have the option to purchase the shares at a price per share of $26.50. The option would be immediately vested upon issuance at the closing and would expire six months and one day after the closing of the Sprint Transaction. The option will be non-transferable. If we were to exercise the option, we would purchase shares from each Investor in proportion to that Investor's participation in the Investment Agreement set forth above. In the event that we complete an offering of our equity securities prior to the closing of the Sprint Transaction, we would not be entitled to this option and no option would be issued by the Investors.

The preceding summaries of certain provisions of the Investment Agreement and the Option Agreement are qualified in their entirety by reference to the complete Investment Agreement, attached as Exhibit 10.36 and the complete Form of Option Agreement attached as Exhibit 10.34, hereto, respectively, and both are incorporated herein by reference.

Bridge Financing

On February 8, 2005, we received a letter from Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC setting forth the terms on which they would provide bridge financing of approximately $750.0 million to us for use in funding the Sprint Transaction. On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC increasing the amount of bridge financing up to $850.0 million. The borrower is expected to be one or more newly created entities, under our direct or indirect control, that will own 100% of our interest in the Sprint Towers. The loan is expected to be secured by, among other things, the ownership interests in the borrower, borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan is expected to have a term of 12 months after the closing, and, subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan is expected to bear interest at 30-day LIBOR plus either 1.5% or 1.75% per annum, depending on cash flows related to the Sprint Towers. In either case, the rate is expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options are exercised. The loan is expected to require an origination fee of 0.375% of $775 million of the loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we expect to be required under the facility to pay an exit fee under certain circumstances. The loan is expected to contain customary conditions precedent to closing including no material adverse change and customary events of default, including bankruptcy of the borrower or us, change of control or cross default to our other indebtedness.

In addition, the executed term sheet provided for a loan advance of $75.0 million prior to the closing of the bridge financing. Of this advance, $50.0 million is to be used to repay a $50.0 million term loan under our revolving credit facility discussed below, and the remaining $25.0 million is expected to be used to finance fees and expenses associated with the Sprint Transaction. The loan advance would have to be repaid by the earlier of (i) August 14, 2005, (ii) the date on which we receive a refund of the $50.0 million deposit under the Agreement to Lease or (iii) the consummation of the acquisition of the Sprint Towers. The loan advance will bear interest at 30-day LIBOR plus 1.75%.

Interest Rate Swaps

In connection with the Sprint Transaction, we entered into interest rate swap agreements for a total notional value of $750.0 million with Bank of America, N.A. as counterparty, in anticipation of securing $750.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan of a greater amount. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.303% on a total notional amount of $750.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory maturity date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

On March 21, 2005, in connection with the Sprint Transaction and the $850.0 million bridge loan term sheet we executed on March 10, 2005, we entered into additional interest rate swap agreements for a total notional amount of $100.0 million with Bank of America, N.A. as counterparty. This brings the total notional amount of swap agreements related to financing the Sprint Transaction to $850.0 million. These swap agreements are in anticipation of the Sprint Transaction bridge financing, which is expected to be replaced by a mortgage loan of at least $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.733% on the total notional amount of $100.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory maturity date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

Amended And Restated Credit Agreement

On February 9, 2005, Global Signal Operating Partnership, L.P. ("Global Signal OP") amended and restated its 364-day $20.0 million Revolving Credit Agreement (originally dated December 3, 2004) with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. The following summary of certain provisions of the Revolving Credit Agreement is qualified in its entirety by reference to the complete Revolving Credit Agreement attached as Exhibit 10.35 hereto and incorporated herein by reference. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease. Amounts available under the revolving credit facility of the Revolving Credit Agreement will be reduced to $15.0 million upon the earlier of June 3, 2005 or the completion of certain equity issuances by us in excess of $5.0 million (excluding any equity issuance in connection with the Sprint Transaction or as a result of the exercise of options or warrants outstanding as of February 9, 2005). Interest on the term loan is payable, at Global Signal OP's option, at either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. The credit facility, through the Revolving Credit Agreement and the related ancillary documentation, contains covenants and restrictions customary for a facility of this type, including a limitation on our consolidated indebtedness at $780.0 million, which amount will be increased to approximately $1.6 billion upon consummation of the bridge financing for the Sprint Transaction. The credit facility continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in the our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP and a pledge by our 65% interest in our Canadian subsidiary. The term loan must be repaid on the earlier of (1) the six month anniversary of the funding of the term loans, (2) the date that we receive a refund of the deposit from Sprint under the Agreement to Lease, or (3) the date of the closing of the Sprint Transaction.

Dividends

The table below is a summary of our dividend history.

Dividend Summary

Dividend Period	Pay Date	Dividend per Share ($)	Total Dividend ($ million)	Amount of Dividend Accounted For As Return of Stockholders' Capital ($ million)
October 1 – December 31, 2004	January 20, 2005	$0.4000	$20.9	$16.4
July 1 – September 30, 2004	October 20, 2004	0.3750	19.1	16.3
June 1 – June 30, 2004	July 20, 2004	0.1030	5.2	5.2
April 1 – May 31, 2004	June 14, 2004	0.2095	8.8	8.8
January 1 – March 31, 2004	April 22, 2004	0.3125	13.1	13.1
October 1 – December 31, 2003	February 5, 2004	0.3125	12.8	0.6
One-time special distribution	February 5, 2004	3.4680	142.2	142.2

On March 30, 2005, our board of directors declared a dividend of $0.40 per share of our Common Stock for the three months ended March 31, 2005, payable on April 21, 2005 to the stockholders of record as of April 11, 2005. The portion of this dividend which exceeds our accumulated earnings as of March 31, 2005 will represent a return of capital.

Communication Sites

As of December 31, 2004, we owned or managed a total of 4,060 communications sites, including 3,751 located in the United States, 176 located in Canada, and 133 located in the United Kingdom. Our towers and other communications sites are geographically diversified. The table below represents the concentrations of our owned and managed communications sites at December 31, 2004.

Geographic Concentrations

State	Total Number of Communications Sites
Florida	369
Georgia	338
Texas	291
California	226
Alabama	225
Tennessee	211
South Carolina	175
Louisiana	164
Indiana	144
North Carolina	141
Other	1,776
Total	4,060

Tenant Leases

As of December 31, 2004, we had over 15,000 tenant leases with over 2,000 different customers. The average length of our tenant leases excluding renewal options is approximately 5.3 years and the average remaining life from December 31, 2004 until the next renewal is approximately 2.9 years. The following table sets forth information related to expirations of our tenant leases as of December 31, 2004.

Tenant Lease Expiration

Year of Expiration	Number of Tenant Leases	Aggregate Annualized December 2004 Revenues
		(dollars in thousands)
2005 and month-to-month	6,494	$67,737
2006	2,563	33,850
2007	1,554	23,736
2008	2,167	32,446
2009	1,855	33,444
2010	476	6,486
2011	107	1,905
2012	39	978
2013	158	3,396
Thereafter	349	7,578

Our largest master tenant lease is with Arch Wireless (the "Arch Lease"), one of the two companies which merged to form USA Mobility, our largest customer. The Arch Lease is scheduled to expire on May 31, 2005. The Arch Lease allows Arch to occupy up to approximately 2,700 sites for a fixed payment of approximately $1.6 million per month. The number of sites that Arch Wireless currently occupies is significantly less than the maximum number of sites allowable under the current contract for the fixed minimum rate. Consequently, we believe that it is likely that the Arch Lease will be renewed on terms and rates that are significantly less favorable to us than those currently in place. For the year ended December 31, 2004, USA Mobility (after giving effect to the Arch Wireless and Metrocall merger) represented 15.0% of our revenues.

Customers

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of December 31, 2004, we had an aggregate of more than 15,000 leases on our communications sites with over 2,000 customers. Some of our customers consist of large service providers that operate at multiple sites in multiple segments of the wireless communications services industries while others consist of small service providers or users that deploy a single type of wireless technology at a single site.

For the year ended December 31, 2004, our largest customer, USA Mobility, after giving effect to the Arch Wireless and Metrocall merger completed on November 16, 2004, represented 15.0% of our total revenues and our second largest customer, Cingular, after giving effect to the merger with AT&T Wireless, represented 12.6% of our total revenues. No other customer contributed 10% or more of our total revenues for this period; however, after giving effect to its pending merger with Nextel, Sprint would be our third largest customer representing 11.5% of our revenues for this period.

One of our directors, David Abrams, is a director of USA Mobility. Mr. Abrams will recuse himself from any discussion or decision by our board of directors regarding USA Mobility and its subsidiaries. Mr. Abrams is also the managing member of Abrams Capital, LLC, which beneficially owns approximately 7.7% of USA Mobility. Mr. Abrams also beneficially owns 11.7% of our Common Stock before considering his commitment to acquire additional shares of our Common Stock as part of the Sprint Transaction as described above in "Sprint Transaction – Investment Agreement." Mr.

Abrams' ownership interest and duties as a director of USA Mobility may, from time to time, differ from his interests and duties as one of our directors. Abrams Capital, LLC's interests as a stockholder of USA Mobility may also differ from the interests of our stockholders.

The following table presents information with respect to our tenant leases by the five customer technology categories we track.

Tenant Technology Type

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2004
	Revenues	Percentage of Total Revenues	Revenues	Percentage of Total Revenues
	(dollars in thousands)
Telephony	$64,457	38.7%	$82,646	45.2%
Mobile radio	44,387	26.6	41,974	23.0
Paging	36,960	22.2	37,204	20.3
Broadcast	12,357	7.4	13,638	7.5
Wireless data and other	8,509	5.1	7,403	4.0
Total	$166,670	100.0%	$182,865	100.0%

Our largest customer group by revenues is wireless telephony which contributed 38.7% and 45.2% of our revenues for the years ended December 31, 2003 and 2004, respectively. Six of our ten largest customers are primarily engaged in the business of providing wireless telephony services. Our largest telephony tenants are Cingular (after giving effect to the merger with AT&T Wireless), Sprint (after giving effect to the pending merger with Nextel), Verizon Wireless and T-Mobile. These tenants' telephony revenues collectively accounted for approximately 26.8% and 35.0% of our total revenues for the years ended December 31, 2003 and 2004, respectively. We expect industry trends, including the increasing use of wireless voice and data communications services and the infrastructure requirements necessary to deploy current and future generations of wireless communications technologies, to drive the addition of new wireless telephony tenant leases on our towers.

The second largest customer group consists of wireless communication providers of mobile radio transmission services. Mobile radio companies provide two-way land radio communication services typically used in dispatch applications by public agencies and businesses whose day-to-day operations depend on communications with a wide variety of personnel at diverse remote locations within a geographic area. We have approximately 5,000 mobile radio leases with a wide variety of customers including federal, state and local government agencies, such as the FBI and local police and fire departments, and businesses such as utility, construction, courier, taxicab and private transportation companies. For the years ended December 31, 2003 and 2004, 24.2% and 25.9%, respectively, of our total mobile radio revenues were generated by federal, state and local government entities. While some of the traditional users of mobile radio networks have transitioned and, we expect, will continue to switch to public wireless telephony networks, we believe that the low cost of a private network will result in continued demand by many of our mobile radio customers. In addition, we are currently experiencing and expect to continue to experience new mobile radio deployments by government customers as they upgrade their networks to newer digital systems which allow them to communicate with other government agencies.

Our third largest customer group consists of customers from the paging industry. While paging operators enjoyed significant growth until recent years, industry analysts now estimate that the number of paging units in service has recently decreased significantly and expect it to continue to decrease due to competition from mobile telephony carriers. Paging devices are generally less expensive and paging networks provide better underground and in-building coverage, therefore paging operators expect paging to remain a viable service to a market sector consisting mainly of commercial customers such as medical and emergency personnel and large industrial companies. Furthermore, while we are aware that recent and future consolidation in the paging industry could decrease the demand for our sites, as of December 31, 2004, consolidation in the paging industry had not yet materially impacted our revenues, and we believe the merged entities have become more financially stable customers. Our two largest paging customers are USA Mobility and Skytel, a subsidiary of MCI, Inc. The two predecessor companies to USA Mobility, Arch Wireless and Metrocall, along with Skytel, each individually filed for bankruptcy within the past three years and all have since emerged with substantially reduced or no debt. On March 29, 2005, MCI accepted a revised takeover offer from Verizon Communications Inc.

Our fourth largest customer group consists of broadcast tenants including television and radio companies. Our broadcast tenants are typically found on our taller towers and rarely change locations because of their regulatory requirements, high switching costs and potential business disruption. While the broadcast market is generally a mature market, we believe that the federally mandated conversion to digital high-definition TV will prompt traditional analog broadcasters to install new equipment on tall towers resulting in new leasing opportunities. In addition, our broadcast tenants include satellite radio broadcasters such as XM Satellite Radio and Sirius Satellite Radio, which utilize our communications sites for repeaters.

Our smallest customer group consists of wireless data and other communications services and includes companies such as Cingular and Motient which operate two-way messaging network, such as BlackBerry devices, as well as wireless internet service providers that are emerging as new technologies become available and the Federal Communications Commission ("FCC") authorizes additional radio spectrum for use.

Over the last few years, the relative revenue contributions to us from different types of our customers' wireless technologies have changed substantially. Specifically, the percentage of our revenues coming from the wireless telephony providers has grown from approximately 32.2% of revenues for the month of December 2001 to approximately 51.1% of revenues for the month of December 2004, while the percentage of revenues coming from mobile radio and paging has decreased from 30.9% and 25.3%, respectively, for the month of December 2001 to 21.9% and 17.8%, respectively, for the month of December 2004. We believe that as we continue to execute our strategy, we will continue to increase the relative percentage of telephony revenues and as a result, decrease the relative percentage of paging and mobile radio revenues over the next several years. The following table presents information with respect to our revenue mix by our five customer technology categories for the months of December 2001, 2002, 2003 and 2004.

Percent of Revenues by Tenant Technology Type

	Percent of Revenues for the Month of December
Tenant Technology Type	2001	2002	2003	2004
Telephony (PCS, Cellular, ESMR)	32.2%	37.0%	41.0%	51.1%
Mobile radio	30.9	28.5	25.5	21.9
Paging	25.3	22.4	21.5	17.8
Broadcast	6.1	7.0	7.1	6.5
Wireless data and other	5.5	5.1	4.9	2.7
Total	100.0%	100.0%	100.0%	100.0%

Revenues originating from operations based in the United States were $179.0 million, $163.3 million, $26.9 million and $134.6 million for the years ended December 31, 2004 and 2003, for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, respectively. Revenues originating from operations based outside the United States were $3.9 million, $3.4 million, $0.6 million and $2.8 million for the years ended December 31, 2004, and 2003, for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, respectively.

Operations

Since October 2002, we have installed a new management team which includes individuals with substantial experience in the operation of wireless companies in general and tower companies in particular. Our new management team is highly focused on strengthening our business through the execution of our strategy. Our day-to-day operations are managed through five primary functional areas, which coordinate as a team to focus on enhancing customer service and improving operations and results. These five areas are as follows:

Sales, Marketing and Collocations

Our sales, marketing and collocation group had a total of 26 people as of December 31, 2004 and is segmented into a broadband team that focuses on telephony and broadcast customers and a narrowband team that focuses on mobile radio including government, paging and data customers. Our broadband sales team is geographically organized with certain employees also being assigned major customer coordination responsibilities. Our narrowband sales representatives are also geographically focused with each employee being assigned to several large customers. Our sales and marketing employees are supported by a centrally located staff of collocation project managers that manage the process of turning customer applications into tenant leases. Our collocation project managers are assigned to and work as a team with our sales representatives. Our collocation team supports our sales and marketing team by ensuring that our customers can rapidly deploy their equipment with minimal operational issues.

Acquisitions and New Builds

Our acquisitions and new builds team focuses on sourcing, valuing and executing tower acquisitions and new tower development. They work closely with the other major areas of operations to ensure that there is a cohesive effort towards growth and that new tower additions are integrated seamlessly into operations. Our acquisition and new build team generally sources, values and executes our acquisition opportunities directly. We may use the services of a broker in circumstances where it is economically appropriate and where the broker brings specific local knowledge. However, we currently expect to continue to rely on our internal team for the majority of our acquisition sourcing, valuing and execution functions. As of December 31, 2004, the acquisitions and new builds team had a total of 22 people.

Property Management and Site Operations

Our property management and site operations team is responsible for maintaining our communications sites. This includes site management, ongoing monitoring and regulatory compliance and site maintenance. Our property management and site operations include field portfolio support personnel who are assigned a territory of communications sites and are responsible for the overall maintenance and upkeep of our sites including working with our collocations team to ensure that customers install their equipment in accordance with the site lease. Our site operational team also has the responsibility to ensure that all sites are in compliance with Federal Aviation Administration ("FAA") and FCC regulations and other local requirements. As of December 31, 2004, this team had a total of 55 people.

Contracts Administration

Our contracts administration team manages our portfolio using our recently created digital library that provides easy access to our tenant leases, ground leases and managed site agreements. They are responsible for the renewal and renegotiation of these contracts, the collection of accounts receivable and the accurate maintenance of our tenant and site agreement database. Our contract administration team also works with our treasury and legal groups to routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. As of December 31, 2004, our contracts administration team has 29 people and works hand-in-hand with our sales and marketing team on structuring major customer leases and in dealing with customers that are having financial difficulties.

Administration and Support

Our administration and support area includes our accounting, legal, finance, treasury, human resources and information systems teams. These teams support our sales and marketing, acquisitions and new builds, property management and site operations and contracts administration teams. As of December 31, 2004, this team had a total of 55 people.

Insurance

We maintain property and casualty insurance and commercial general liability coverage in level and amounts customary for the industry. We recently expanded the scope and limits of our coverage and we believe our properties are adequately covered by insurance.

Management Agreements

Global Signal Services LLC ("GS Services"), our wholly owned subsidiary, is our service company and is the legal entity which employs all of our employees and provides all internal services we require in connection with the conduct of our business. GS Services' sole purpose is to provide management services to us and our subsidiaries. Certain of our financing arrangements required that we formalize this arrangement. Accordingly, in connection with the execution of our February 2004 mortgage loan on February 5, 2004, our principal operating subsidiary Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries (collectively, "Pinnacle Towers") entered into a management agreement with GS Services to manage all of Pinnacle Towers' wireless communications sites.

In relation to our December 2004 mortgage loan, GS Services also provides management services to Pinnacle Towers Acquisition Holdings LLC, previously known as Pinnacle Towers Acquisition Inc. These services are provided pursuant to an agreement that was originally entered into by Pinnacle Towers Acquisition Inc. and Pinnacle Towers on September 25, 2003 and GS Services assumed the obligations of Pinnacle Towers Inc. on February 5, 2004. The services provided to Global Signal Inc. and our subsidiaries, other than Pinnacle Towers and Pinnacle Towers Acquisition Holdings LLC, are similar to the services described in the management agreements below but are provided on a typical inter-company basis and have not been formalized into management agreements.

GS Services is located at 301 North Cattlemen Road, Suite 300, Sarasota, Florida 34232. The principal executive officers of GS Services are as follows: David J. Grain (president), William T. Freeman (executive vice president, chief financial officer and assistant secretary), Ronald G. Bizick, II (executive vice president of corporate development and operations), Greerson McMullen (executive vice president, general counsel and secretary), Massoud Sedigh (executive vice president and chief information officer), and Jeffrey S. Langdon (executive vice president of sales and marketing) who are also our executive officers and receive no additional compensation for their services to GS Services. The following two paragraphs summarize certain provisions of the management agreements. The summaries are general in nature, and are qualified in their entirety by reference to the complete management agreements filed as exhibits hereto.

GS Services also performs, on our behalf, those functions reasonably necessary to maintain, market, operate, manage and administer the communications sites. This includes marketing the site space, monitoring and managing the sites, administering tenant leases and otherwise performing services required to be performed by us under the terms of the tenant leases and site management agreements and performing administrative and other support services for us. GS Services acts as our exclusive agent with regard to the services provided under the management agreement and, in such capacity, has the authority to negotiate, execute, and implement, for and on our behalf, all tenant leases, ground leases, easements, contracts, permits, licenses, registrations, approvals, amendments and other documents as GS Services deems necessary or advisable. In addition, GS Services has full discretion in determining whether to commence litigation on our behalf, and will have full authority to act on our behalf in any litigation proceedings or settlement discussions commenced by or against us.

For these services, GS Services is entitled to receive a monthly management fee equal to 10% of operating revenues less the straight line revenue adjustment required to be recorded under Statement of Financial Accounting Standard ("SFAS") No. 13. The 2004 fee was $14.1 million and was eliminated as part of our financial statement consolidation.

Our Employees

As of December 31, 2004, we had approximately 187 full-time employees, of which 148 work in our Sarasota, Florida headquarters office. All of our employees are employed by GS Services. None of our employees are unionized, and we currently consider our relationships with our employees to be good.

Competition

Our principal competitors include other tower companies that operate nationally or regionally; wireless communications service providers that own towers and communications site facilities and lease space at those sites to other wireless communications companies; smaller companies and individuals that own and/or operate towers in one or more local geographic areas; and real estate owners, utilities and other companies that provide alternative site structures (building rooftops, billboards, water tanks, utility poles and other structures) upon which wireless communications equipment may be installed.

Among tower companies that operate nationally or regionally, our principal competitors include publicly-held American Tower Corporation, Crown Castle International Corporation, SBA Communications Corporation and SpectraSite, Inc., as well as AAT Communications Corporation, which is privately held.

We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been, and will continue to be, the most significant competitive factors affecting our site operations business. We also compete against other technologies for transmission of telecommunications and video services, including fiber optic and satellite systems.

Regulatory Matters

Federal Regulations

Both the FCC and the FAA regulate towers used for communications transmitters and receivers. These regulations control the siting, marking, lighting and maintenance of towers and generally, based on the characteristics of the tower, require registration of certain tower facilities with the FCC and review by the FAA. Wireless and broadcast communications antennas operating on towers are separately regulated and independently authorized by the FCC based upon the particular frequency used and the service provided.

Under the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards for review of proposals for new or modified antenna structures. These standards mandate that the FCC and the FAA consider the height of the proposed antenna structure, the relationship of the structure to existing natural or man-made obstructions, and the proximity of the structure to runways and airports. Proposals to construct new communications sites or modify existing communications sites that could affect air traffic must be filed with and reviewed by the FAA to ensure the proposals will not present a hazard to aviation. Although the government requires only that proposed antenna structures over 200 feet and those near public and military airports be submitted to the FAA for study, we generally submit all proposed antenna structures to the FAA for its approval. The FAA may condition its issuance of no-hazard determinations upon compliance with specified lighting and marking requirements to increase the visibility of the tower. Upon receiving the FAA's analysis, the FCC imposes the FAA-specified requirements.

Tower owners are required to register all antenna structures over 200 feet and those near public and military airports with the FCC. The FCC will not authorize the operation of communications antennae on new towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless it has received all necessary clearances from the FAA.

Owners of towers on which communications antennae are located have an obligation to maintain marking and lighting to conform to FCC standards. Tower owners also bear the responsibility of notifying the nearest FAA Flight Service Station, or FSS, of any tower lighting failures. Once repairs to any tower lighting outage have been made, the owner must notify the FSS when the tower is back in service. We operate a network operations center 24 hours a day, 365 days per year, to monitor the lighting on our towers. In certain remote locations and in other specific circumstances, we use contractors to provide these services but remain liable for the acts and omissions of these contractors. We generally indemnify our customers against any failure by us or our agents to comply with applicable standards.

Failure to comply with applicable registration, marking and lighting requirements (including failure as a result of acts or omissions of our contractors, which may be beyond our control) may result in the issuance of a Notice of Violation, possible monetary penalties or other enforcement action by the FCC, as well as civil penalties, contractual liability and/or tort liability.

We hold a number of FCC licenses for our own communications needs in connection with our tower operations. These licenses cover private operational fixed microwave facilities and private land mobile voice communications. These licenses typically have ten year terms and are subject to renewal by the FCC. Additionally, any substantial change in ownership of the licensees, including a transfer of control of the company, may require prior FCC approval. In addition, notification to the FCC is required for changes in tower ownership.

Wireless service providers comprise our primary existing and potential customers. Their activities are subject to certain FCC regulations, including regulations designed to promote universal service and public safety, and maximize the efficient use of spectrum. Several FCC decisions, including the order in 2001 eliminating certain rules limiting spectrum ownership in any geographic area for commercial mobile radio services (CMRS), have made consolidation in the wireless industry easier and more likely. Instead of using a spectrum cap, the FCC opted to analyze transactions involving mobile telephony service providers on a case-by-case basis. In the decision approving the merger of Cingular and AT&T Wireless, the FCC permitted consolidation of wireless carriers in excess of its prior limitation on spectrum ownership. In November 2002, the FCC's Spectrum Policy Task Force issued a report containing a number of specific recommendations for spectrum policy reform, including market-oriented spectrum rights, increased access to spectrum and new interference protections. Subsequently, in May and October of 2003 and September of 2004, the FCC adopted and proceeded to implement new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Additionally, in November 2003, the FCC made additional spectrum available for unlicensed use. In September 2004, the FCC adopted amendments to its spectrum regulations in order to promote the deployment of spectrum-based services in rural America, allowing carriers to use higher power levels at base stations in certain rural areas. Finally, in August 2004, the FCC took steps to remedy the interference caused by CMRS operators on public safety operations in the 800 MHz band and provided for the relocation of various CMRS and private mobile service operators in the 800 and 1900 MHz bands. The FCC is reviewing the proposed mergers of Sprint and Nextel and ALLTEL-Western Wireless, as well as other wireless transactions. Any further industry consolidation or system modifications could decrease the demand for our sites, which in turn may result in a reduction in our revenues. We cannot predict with certainty the effect these modifications and proposals will have on our business or results of operations.

The Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve the authority of state and local governments over zoning and land use matters concerning the construction, modification and placement of towers used for personal wireless services, except in limited circumstances. The Telecommunications Act prohibits state or local restrictions on such towers based on the environmental effects of radio frequency emissions from antennae, provided the facilities comply with FCC emission regulations. Also, the Telecommunications Act provides a mechanism for judicial relief from zoning decisions pertaining to such towers which fail to comply with certain provisions of the Telecommunications Act. For example, the Telecommunications Act prohibits any state or local government action that would (1) discriminate between different wireless communications providers or (2) ban altogether the construction, modification or placement of personal wireless services towers. The Telecommunications Act requires the Federal government to establish procedures to make available on a fair and nondiscriminatory basis rights-of-way and easements under Federal control for the placement of new wireless telecommunications services. This may require that Federal agencies and departments work directly with licensees to make Federal property available for tower facilities.

Under the National Historic Preservation Act of 1966, the FCC has been required to consider the impact of the actions it authorizes on historic properties, including the construction of towers and other communications facilities. In October 2004, the FCC released a Report and Order adopting the provisions of a Nationwide Programmatic Agreement between the FCC, the Advisory Council on Historic Preservation and the National Conference of State Historic Preservation Officers designed to clarify and streamline the review process for the siting of towers and other communications facilities on or near historic properties. Additionally, in October 2004, the FCC and certain Indian tribes entered into an agreement reflecting voluntary "best practices" with respect to tower siting and construction and the preservation of religious and historic properties. While these recent actions are intended to make the siting of towers more efficient and less expensive, we cannot predict with certainty the actual effect these recent actions will have on our business or results of operations.

In 1996, Congress authorized the FCC to assign a second channel to every eligible television station licensee to begin the process of converting over the air television signals from analog to digital. In 1997, Congress mandated that the transition to digital television would end by December 31, 2006, although it gave the FCC authority to extend this deadline, among other things, if digital television set penetration failed to reach certain levels in any market. After assigning the new DTV channels in 1996 and 1997, the FCC imposed certain DTV build-out deadlines on both commercial and non-commercial stations, ranging from May 1, 1999 to May 1, 2003, although the Commission approved hundreds of DTV construction extensions on a case-by-case basis. According to the FCC, a total of 1,488 DTV stations were on the air as of February 3, 2005, representing over 86 percent of the DTV channels awarded. Over 800 of these stations (nearly 55%) were operating with very low power levels. In September 2004, the FCC released a Report and Order establishing full power DTV build-out deadlines in July 2005 and 2006. These full power DTV build-out deadlines could increase the demand for broadcast towers. Congress and/or the FCC may take further actions regarding the transition to DTV and return of the broadcasters' analog spectrum; we cannot predict the nature or timing of any such actions or their effects on our business or results of operations.

Local Regulations

Local regulations include city, county and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials prior to tower construction and prior to modifications of towers, including installation of equipment for new customers. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers. Companies owning or seeking to build or modify towers have encountered an array of obstacles arising from state and local regulation of tower site construction and modification, including environmental assessments, fall radius assessments, marking and lighting requirements and concerns about interference with other electronic devices. The delays resulting from the administration of such restrictions can last for several months and, when appeals are involved, can take several years. Further, on existing towers, underlying zoning ordinances are subject to change, which may either prohibit the addition of new antennas or require the obtaining of new permits to add antennae. Additionally, in some instances a change in the underlying zoning can cause a tower site to become a "non-conforming" use. When this happens the tower cannot be replaced or substantially repaired or modified without obtaining approval from the local government. In some cases this approval may take substantial legal efforts to obtain. Such a change in zoning can materially affect our ability to add tenants or to rebuild or modify a tower and grow the revenues of any affected tower.

Environmental Regulations

The FCC's decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act ("NEPA"), which requires federal agencies to consider the environmental impacts of decisions that could be considered "major federal actions." The FCC has issued regulations implementing its NEPA obligations, as well as those arising under the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of the proposed activity (for example, constructing a tower) prior to commencing with the activity. If certain regulatory criteria are met regarding the location and potential impacts of the activity (for example, impact to wetlands), the applicant will be required to prepare and file an environmental assessment with the FCC for its review. Under these regulations, interested parties may petition the FCC to require an environmental assessment and the FCC must consider such petitions in determining whether the applicant must prepare an environmental assessment. If an environmental assessment is required, then the FCC will treat the proposed activity as a "major action" that may have significant environmental impact. The FCC would then initiate a review procedure, providing further opportunity for public comment. This review process will culminate in either a finding of no significant impact or a finding of significant impact. In the event the FCC determines that a proposed tower would have a significant environmental impact, the FCC would be required to prepare an environmental impact statement. The environmental review process mandated by NEPA and the FCC regulations that implement that process can be costly and may cause significant delays in the registration of a particular tower or collocation of an antenna. Various environmental interest groups routinely petition the FCC to deny applications to register new towers, further complicating the registration process and potentially increasing expenses and delays.

In August 2003, the FCC released a Notice of Inquiry requesting comments and information on the potential impact of communications towers on migratory birds. On December 14, 2004, the FCC released a public notice inviting comment on the analysis and report provided by its environmental consultant regarding the relationship of towers and avian mortality. Any changes to FCC rules that come from this proceeding, as well as changes resulting from other potential rulemakings, depending on the outcome, could have a material adverse effect on our business, financial condition or results of operations.

With our current tower operations, we own a limited number of underground diesel storage tanks, which are used to fuel power generators. A small number of our tenants utilize transmission and other operating equipment that by their nature contain hazardous materials, such as lead acid batteries and above ground (and possibly underground) diesel storage tanks for power generation and glycol coolant. Accordingly, in addition to the FCC's environmental regulations, we are subject to various other Federal, state and local health, safety and environmental laws and regulations governing, among other things, the use, handling, storage and disposal of regulated substances. These laws may require the investigation and remediation of any contamination at facilities that we own or operate (or previously owned or operated), or at third-party waste disposal sites at which our waste materials have been disposed. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. The current cost of investigating and remediating any contamination and complying with those laws as they are currently in effect is not expected to be material to our financial condition or results of operations.

We previously owned five wire line telephony collocation facilities, which were sold in 2001 and 2002. These facilities contained one or more of the following: tanks for the storage of diesel fuel, asbestos containing building materials and/or significant quantities of lead acid batteries to provide back-up power generation and uninterrupted operation of our customers' equipment. The presence of these items may require environmental permitting, record keeping and reporting obligations such as the development of fuel spill prevention plans and the submission of community right-to-know reports. In addition, although we have no knowledge of such, it is conceivable that these systems may have been subject to leaks or spills which have not been remediated. We remain potentially liable for contamination of the facilities, if any, and for the waste materials generated at the facilities and transported to disposal sites, if any, and for any non-compliances with environmental laws, if any, that occurred during our ownership or operation of the facilities.

Although, based on currently known information, we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental interest groups or other activists, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations. See "Risk Factors—Risks Relating to Our Business." The failure of our communications sites to be in compliance with environmental laws could result in liability and claims for damages that could result in a significant increase in the cost of operating our business.

REIT Status

We have elected to be treated as a REIT for federal income tax purposes. A REIT is generally not subject to federal corporate income taxes on that portion of its ordinary income or capital gain for a taxable year that is distributed to stockholders within such year. To qualify and remain qualified as a REIT, we are required on a continuing basis to satisfy numerous, detailed requirements pertaining to our organization, sources and amounts of income, level of distributions, assets owned and diversity of stock ownership, among others. Among the numerous requirements that must be satisfied with respect to each taxable year in order to qualify and remain qualified as such, a REIT generally must:

•	distribute to stockholders 90% of its taxable income computed without regard to net capital gains and deductions for distributions to stockholders and 90% of certain foreclosure income;

•	maintain at least 75% of the value of its total assets in real estate assets (generally real property and interests therein), cash, cash items and government securities;

•	derive at least 75% of its gross income from investments in real property or mortgages on real property;

•	derive at least 95% of its gross income from real property investments described above and from dividends, interest and gain from the sale or disposition of stock and securities and certain other types of gross income;

•	not have any accumulated "earnings and profits" attributable to a non-REIT year as of the close of any taxable year, including for this purpose any such accumulated "earnings and profits" carried over or deemed carried over from a C corporation;

•	as of the end of each calendar quarter, not own securities of any single issuer which possess greater than 10% of the total voting power or total value of the outstanding securities of such issuer, unless such other issuer is itself a REIT or is either a "qualified REIT subsidiary" or a "taxable REIT subsidiary" with respect to the REIT owning such securities; and

•	as of the end of each calendar quarter, not own securities of "taxable REIT subsidiaries" which collectively constitute in excess of 20% of the total assets of the REIT and not own securities of any single issuer other than a "qualified REIT subsidiary" or a "taxable REIT subsidiary" which have an aggregate value in excess of 5% of the value of the total assets of such REIT.

In connection with the consummation of the restructuring, we realized a significant amount of cancellation of indebtedness income, all of which was excluded from our gross income for federal income tax purposes. In accordance with the Internal Revenue Code, the amount of cancellation of indebtedness income so excluded substantially reduced our net operating loss ("NOL") carryovers accumulated through the date on which the restructuring was consummated. In addition, our depreciation deductions are reduced for a period of five years after the date on which we received the new capital investment through the restructuring. The effect of such reduction of our cumulative NOL carryovers and such reduction of our depreciation deductions will be either to reduce our future NOLs, or to increase our REIT taxable income which must be distributed to our stockholders in order for us to maintain our REIT status.

History

We were formed in 1995 to acquire and manage wireless towers and other communications sites. We historically funded our operations through bank credit facilities and issuances of debt and equity securities. Prior to our emergence from bankruptcy, we were unable to meet our financial obligations due primarily to (1) our highly leveraged capital structure, (2) the acquisition of non-strategic assets we have subsequently disposed of that were unrelated to our core tower business and (3) the inability of our former management to efficiently integrate and manage our communications sites. In addition, to a lesser extent, we were unable to meet our financial obligations due to the reduced amount of capital spending by wireless carriers on their networks in 2001 and 2002. On May 21, 2002, Global Signal (then known as Pinnacle Holdings Inc.) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

Under the prearranged plan of reorganization, Fortress and Greenhill purchased 22,526,598 shares of our Common Stock for an aggregate purchase price of $112.6 million and elected to receive an additional 9,040,166 shares of Common Stock in lieu of $45.2 million of cash for the 10% Senior Notes due 2008, or "Senior Notes," they held making their total investment in us in connection with the reorganization $157.8 million. Other senior noteholders entitled to receive $47.2 million of cash elected to receive 9,433,236 shares of Common Stock in lieu of cash, making the total equity investment $205.0 million. Since our reorganization, Fortress and Greenhill increased their holding of our Common Stock through the purchase of shares and exercise of warrants and options for a net increase totaling 1,687,326 of Common Stock for an aggregate purchase price of $11.4 million. In addition, over this period, Fortress and Greenhill have received distributions representing a return of capital totaling $156.6 million comprised of a special distribution on February 5, 2004, and returns of capital related to their portion of our December 2003, and our May, June, September and December 2004 ordinary dividends to the extent the dividends exceeded accumulated earnings.

Under the plan, we satisfied $325.0 million of indebtedness related to our Senior Notes for $21.6 million in cash and 18,473,402 shares of our Common Stock valued at $92.4 million, and satisfied $187.5 million of indebtedness related to our 5.5% convertible notes due 2007 ("Convertible Notes") for $1.0 million in cash and warrants to purchase 820,000 shares of our Common Stock. In total $404.8 million, including $7.3 million of accrued interest was discharged under the reorganization. Under the plan, our then existing senior credit facility lenders were paid approximately $93.0 million in cash, with the balance of the full amount owed to them incorporated into an amended and restated credit facility comprising a three-year secured term loan of $275.0 million. In addition, certain of these lenders provided a secured revolving credit facility of $30.0 million. We refer to the term loan and revolving credit facility, collectively, as our old credit facility. The plan was confirmed by the bankruptcy court on October 9, 2002, and we exited bankruptcy in November 2002 with Fortress as our controlling stockholder. On February 5, 2004, the old credit facility was repaid in full and terminated.

Prior to our reorganization we acquired certain non-strategic assets unrelated to our core tower business, which have subsequently been sold, and our former management was unable to efficiently integrate and manage our communications sites. Our current growth strategy, which is in part based on a new site acquisition and development strategy, is significantly different. The primary differences are (1) our strategy to finance our assets using a capital structure which we believe does not rely on growth to reduce leverage and uses low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities combined with a portion of the proceeds from equity offerings to finance our new tower acquisitions and development growth, (2) our strategy to buy core tower assets with in-place telephony, investment grade or government tenants where we believe there is a high likelihood of multiple lease renewals, (3) our stringent underwriting process which is generally designed to allow us to evaluate and price acquisitions based on their current yields and on the asset and tenant attributes, and location of the asset and (4) our focus on integrating, maintaining and operating the assets we buy efficiently and effectively.

We were incorporated in the State of Delaware in 2002. Our Predecessor Company was incorporated in the State of Delaware in 1995. Our principal executive offices are located at 301 North Cattlemen Road, Suite 300, Sarasota, Florida 34232. Our telephone number is (941) 364-8886. Our website address is www.gsignal.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available, without charge, on our website as soon as reasonably practicable after they are filed electronically with the SEC.

Copies are also available, without charge, by writing Global Signal Inc. Attn: Secretary, 301 North Cattlemen Road, Suite 300, Sarasota, Florida 34232 or by calling (941) 364-8886.

Risk Factors

We emerged from Chapter 11 bankruptcy reorganization in November 2002, have a history of losses and may not be able to maintain profitability.

We emerged from Chapter 11 bankruptcy reorganization in November 2002, have a history of losses and may not be able to maintain profitability. Prior to our emergence from bankruptcy, we were unable to meet our financial obligations due primarily to (1) our highly leveraged capital structure, (2) the non-strategic acquisition of assets we have subsequently disposed of that were unrelated to our core tower business and (3) the inability of our former management to efficiently integrate and manage our communications sites. To a lesser extent, we were unable to meet our financial obligations due to the reduced amount of capital spending by wireless carriers on their networks in 2001 and 2002. Prior to our reorganization, we incurred net losses of approximately $448.2 million in 2001 and $124.3 million in 2000. In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted fresh start accounting as of November 1, 2002 and our emergence from Chapter 11 resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity's assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be the close of business on November 1, 2002 for financial reporting purposes. The periods presented prior to November 1, 2002 have been designated "Predecessor Company" and the periods starting on November 1, 2002 have been designated "Successor Company." As a result of the implementation of fresh start accounting as of November 1, 2002, our financial statements after that date are not comparable to our financial statements for prior periods because of the differences in the basis of accounting and the debt and equity structure for the Predecessor Company and the Successor Company. The more significant effects of the differences in the basis of accounting on the Successor Company's financial statements are (1) lower depreciation and amortization expense as a result of the revaluation of our long-lived assets downward by $357.2 million through the application of fresh start accounting, and (2) lower interest expense as a result of the discharge of $404.8 million of debt upon our emergence from bankruptcy.

You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our Common Stock.

As a result of our emergence from bankruptcy, we are operating our business with a new capital structure, and adopted fresh start accounting prescribed by generally accepted accounting principles in the United States ("GAAP"). Accordingly, unlike other companies that have not previously filed for bankruptcy protection, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements for periods prior to November 1, 2002. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our Common Stock.

A decrease in the demand for our communications sites and our ability to attract additional tenants could negatively impact our ability to maintain profitability.

Our business depends on wireless service providers' demand for communications sites, which in turn, depends on consumer demand for wireless services. A reduction in demand for our communications sites or increased competition for additional tenants could negatively impact our ability to maintain profitability and harm our ability to attract additional tenants. Our wireless service provider customers lease communications sites on our towers based on a number of factors, including the level of demand by consumers for wireless services, the financial condition and access to capital of those providers, the strategy of providers with respect to owning, leasing or sharing communications sites, available spectrum and related infrastructure, competitive pricing, government regulation of communications licenses, and the characteristics of each company's technology and geographic terrain.

To a lesser degree, demand for site space is also dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and television, may reduce the need for tower-based broadcast transmission. Any decrease in the demand for our site space from current levels or in our ability to attract additional customers could negatively impact our ability to maintain profitability and could decrease the value of your investment in our Common Stock.

Increasingly, transmissions that were previously effected by means of paging and mobile radio technologies have shifted to wireless telephony. As a result, we have experienced, and expect to continue to experience, increases in the percentage of our revenues that are generated from wireless telephony customers. We cannot assure you that the increases in our revenues from wireless telephony customers will offset the reduction in our revenues from paging and mobile radio customers. Some of our towers may not be as attractive to, or suitable for, wireless telephony customers as for our other types of customers, which could negatively impact our ability to maintain profitability from wireless telephony customers.

We may encounter difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, which could limit our revenue growth and our ability to maintain profitability.

Since the beginning of our acquisition program on December 1, 2003 through December 31, 2004, we have acquired 929 communications sites for an aggregate purchase price of approximately $385.3 million, including fees and expenses. As of December 31, 2004, we have executed definitive agreements to acquire an additional 27 communications sites and to acquire fee interest or long-term easements under an additional 17 communication towers, for an aggregate purchase price of approximately $11.9 million, including estimated fees and expenses. In addition, on February 14, 2005 we entered into a definitive agreement with Sprint under which we will have the exclusive right to lease or operate more than 6,600 wireless communications towers and related assets of Sprint for a period of 32 years for an upfront payment of approximately $1.2 billion subject to certain conditions, adjustments and prorations. We will continue to target strategic tower and tower company acquisitions as opportunities arise. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows, and our ability to maintain profitability and make distributions. For example, in connection with the Sprint Transaction we received a letter from Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC setting forth the terms on which they would provide bridge financing of approximately $750.0 million to us for use in funding the Sprint Transaction. On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC increasing the amount of bridge financing up to $850.0 million. Additionally, these acquisitions may be financed through the issuance of additional equity, which would dilute the interests of our stockholders. For example, on February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement with our three largest stockholders or their affiliates pursuant to which we will issue up to $500.0 million of our Common Stock to them at a price of $25.50 per share. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business. In addition, we cannot assure you that we will be able to locate and acquire towers at attractive prices in locations that are compatible with our strategy or that competition for the acquisition of towers will not increase. Finally, when we are able to locate towers and enter into definitive agreements to acquire them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

Failure to close the Sprint Transaction could negatively impact our stock price and financial results.

On February 14, 2005 we entered into a definitive agreement with Sprint under which we will have the exclusive right to lease or operate more than 6,600 wireless communication towers and related assets of Sprint for a period of 32 years for an upfront payment of approximately $1.2 billion subject to certain conditions, adjustments and prorations. The Sprint Transaction is expected to close toward the end of the second quarter of 2005. If the Sprint Transaction is not closed, our financial results may be adversely affected and we will be subject to several risks, including the following:

•	losing, under certain circumstances, our $50.0 million deposit currently held in escrow;

•	having to pay certain significant costs relating to the Sprint Transaction, such as legal, accounting and financial advisory; and

•	the focus of our management having been spent on closing the Sprint Transaction instead of on pursuing other opportunities that could be beneficial to us, without realizing any of the benefits of having the transaction completed.

If the transaction is not completed, we cannot ensure our stockholders that these risks will not materialize and will not materially affect our financial results and stock price.

Our revenues may be adversely affected by the economies, real estate markets and wireless communication industries in the regions where our sites are located.

The revenues generated by our sites could be affected by the conditions of the economies, the real estate markets and the wireless communications industries in regions where the sites are located, changes in governmental rules and fiscal policies, acts of nature including hurricanes (which may result in uninsured or under-insured losses), and other factors particular to the locales of the respective sites. Our sites are located in all 50 states, the District of Columbia, Canada and the United Kingdom.

The economy of any state or region in which a site is located may be adversely affected to a greater degree than that of other areas of the country by developments affecting industries concentrated in such state or region. To the extent that general economic or other relevant conditions in states or regions, in which sites representing significant portions of our revenues are located, decline or result in a decrease in demand for wireless communications services in the region, our revenues from such sites may be adversely affected. For example, our sites in Florida and Georgia together accounted for approximately 25.1% of our revenues for the year ended December 31, 2004. A deterioration of general economic or other relevant conditions in those states could result in a decrease in the demand for our services and a decrease in our revenues from those markets, which in turn may have an adverse effect on our results of operations and financial condition.

Consolidation in the wireless industry and changes to the regulations governing wireless services could decrease the demand for our sites and may lead to reductions in our revenues.

Various wireless service providers, which are our primary existing and potential customers, could enter into mergers, acquisitions or joint ventures with each other over time. For example, on October 26, 2004, Cingular merged with AT&T Wireless. On November 16, 2004, Arch Wireless and Metrocall Holdings, Inc. merged to form USA Mobility, Inc. On December 15, 2004, Sprint announced it agreed to merge with Nextel. Furthermore, on March 29, 2005, MCI accepted a revised takeover offer from Verizon Communications Inc. Such consolidations could reduce the size of our customer base and have a negative impact on the demand for our services. In addition, consolidation among our customers is likely to result in duplicate networks, which could result in network rationalization and impact the revenues at our sites. Recent regulatory developments have made consolidation in the wireless industry easier and more likely.

In November 2002, the FCC's Spectrum Policy Task Force issued a report containing a number of specific recommendations for spectrum policy reform, including market-oriented spectrum rights, increased access to spectrum and new interference protections. Subsequently, in May and October of 2003 and September of 2004, the FCC adopted and proceeded to implement new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Additionally, in November 2003, the FCC made additional spectrum available for unlicensed use. In September 2004, the FCC adopted amendments to its spectrum regulations in order to promote the deployment of spectrum-based services in rural America, allowing carriers to use higher power levels at base stations in certain rural areas. Finally, in August 2004, the FCC took steps to remedy the interference caused by CMRS operators on public safety operations in the 800 MHz band and provided for the relocation of various CMRS and private mobile service operators in the 800 and 1900 MHz bands. It is possible that at least some wireless service providers may take advantage of the relaxation of spectrum and ownership limitations and other deregulatory actions of the FCC and consolidate or modify their business operations.

Regarding our broadcast customers, the FCC has assigned a second channel to every eligible television station licensee for the transition from analog to digital signals. In September 2004, the FCC established build-out deadlines for full-power digital television in July 2005 and 2006. Congress mandated that the broadcasters' analog licenses be returned to the FCC upon the transition to digital television, which could come as early as December 31, 2006. This transition is subject to further actions by the FCC and possibly by Congress. The transition to digital television and the end of analog television broadcasting could affect the demand for use of our towers.

Our revenues are dependent on the creditworthiness of our tenants, which could result in uncollectable accounts receivable and the loss of significant customers and anticipated lease revenues.

Our revenues are dependent on the creditworthiness of our tenants and would be adversely affected by the loss, or bankruptcy of or default, by significant tenants. Many wireless service providers operate with substantial leverage and some of our customers, representing 0.5% of our revenues for the year ended December 31, 2004, are in bankruptcy. Other customers are having financial difficulties due to their declining subscriber bases and/or their inability to access additional capital. If one or more of our major customers experience financial difficulties, it could result in uncollectable accounts receivable and the loss of significant customers and anticipated lease revenues.

We have significant customer concentration and the loss of one or more of our major customers or a reduction in their utilization of our site space could result in a material reduction in our revenues.

Our five largest customers, which represented 50.0% of our revenues for the year ended December 31, 2004, are USA Mobility (after giving effect to the Arch Wireless and Metrocall merger), Cingular (after giving effect to its merger with AT&T Wireless), Sprint (after giving effect to its pending merger with Nextel), Verizon Wireless and T-Mobile. These customers represented 15.0%, 12.6%, 11.5%, 6.0% and 4.9%, respectively, of our revenues for the year ended December 31, 2004. These customers operate under multiple lease agreements that have initial terms generally ranging from three to five years and which are renewable, at our customer's option, over multiple renewal periods also generally ranging from three to five years. One of the entities that merged to form USA Mobility, Arch Wireless, is in the third year of a three-year lease. Excluding the Arch Wireless lease which represented 10.3% of our revenues for the year ended December 31, 2004, as of December 31, 2004, approximately 53.1% of our revenues for year ended December 31, 2004 from these customers were from leases in their initial term, 42.8% were from leases in a renewal period, and 4.1% were from month-to-month leases. Arch Wireless reorganized under Chapter 11 in late 2001 and exited bankruptcy in May 2002 and has reduced its utilization of our sites in recent years. The loss of one or more of our major customers or a reduction in their utilization of our site space could result in a material reduction of the utilization of our site space and in our revenues.

We believe that it is likely that a master lease with our largest customer will be renewed on significantly less favorable terms and rates.

On November 16, 2004, Arch Wireless merged with Metrocall to form USA Mobility, which collectively accounted for 15.0% of our revenues for 2004. One of our primary master tenant leases with USA Mobility, the Arch Lease, expires in May 2005. The Arch Lease allows Arch Wireless, one of the two companies that merged to form USA Mobility, to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. The number of sites that Arch Wireless currently occupies is significantly less than the maximum number of sites allowable under the current contract for the fixed minimum rate. Consequently, we believe that it is likely that the Arch Lease will be renewed on terms and rates that are significantly less favorable to us than those currently in place.

As of December 31, 2004, our tenant leases had a weighted average current term of approximately 5.3 years and had a weighted average remaining term of 2.9 years. Our revenues depend on the renewal of our tenant leases by our customers on favorable terms.

Our tenant leases had a weighted average current term of approximately 5.3 years, as of December 31, 2004, and had a weighted average remaining term of 2.9 years. We cannot assure you that our existing tenants will renew their leases at the expiration of those leases. Further, we cannot assure you that we will be successful in negotiating favorable terms with those customers that renew their tenant leases. For example, one of the entities that merged to form USA Mobility, Arch Wireless, currently occupies significantly fewer sites than the maximum number of sites allowable under the current contract for a fixed minimum rate. Consequently we believe that it is likely that the Arch Lease will be renewed on terms and rates that are significantly less favorable to us than currently in place. Failure to obtain renewals of our existing tenant leases or the failure to successfully negotiate favorable terms for such renewals would result in a reduction in our revenues.

We recently implemented new software systems throughout our business and may encounter integration problems that affect our ability to serve our customers and maintain our records, which in turn could harm our ability to operate our business.

We implemented a PeopleSoft system, effective July 1, 2004, for many of our accounting functions, including accounts payable, accounts receivable and general ledger functions. We will continue to make modifications and add additional modules such as treasury and purchasing during the coming months. On March 4, 2005, we also implemented a separate software package, manageStar, to manage our communications sites, tenant and ground leases and records. The integration of these software systems with our business was a significant project, and we may encounter difficulties with this integration that may be time consuming and costly, and result in systems interruptions and the loss of data. These two new systems handle our most significant business processes and difficulties with the implementation of these systems may adversely affect our day-to-day operations and our ability to service our customers, which in turn may harm our ability to operate our business.

If we are unable to successfully compete, our business will suffer.

We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been, and will continue to be, the most significant competitive factors affecting our site operations business. We compete for customers with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	other independent tower operators; and

•	owners of non-tower antenna sites, including rooftops, water towers and other alternative structures.

Some of our competitors have significantly more financial resources than we do. The intense competition in our industry may make it more difficult for us to attract new tenants, increase our gross margins or maintain or increase our market share.

Competing technologies may offer alternatives to ground-based antenna systems, which could reduce the future demand for our sites.

Most types of wireless and broadcast services currently require ground-based network facilities, including communications sites for transmission and reception. The development and growth of communications and other new technologies that do not require ground-based sites could reduce the demand for space on our towers. For example, the growth in delivery of video, voice and data services by satellites, which allow communication directly to users' terminals without the use of ground-based facilities, could lessen demand for our sites. Moreover, the FCC has issued licenses for several additional satellite systems (including low earth orbit systems) that are intended to provide more advanced, high-speed data services directly to consumers. These satellite systems compete with land-based wireless communications systems, thereby reducing the demand for the services that we provide.

Equipment and software developments are increasing our tenants' ability to more efficiently utilize spectral capacity and to share transmitters, which could reduce the future demand for our sites.

Technological developments are also making it possible for carriers to expand their use of existing facilities to provide service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower space. Technologies that enhance spectral capacity, such as beam forming or "smart antennae", which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base, may have the same effect.

Carrier joint ventures and roaming agreements, which allow for the use of competitor transmission facilities and spectrum, may reduce future demand for incremental sites.

Carriers are, through joint ventures, sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business. Furthermore, wireless service providers frequently enter into roaming agreements with competitors which allow them to utilize one another's wireless communications facilities to accommodate customers who are out of range of their home providers' services, so that the home providers do not need to lease space for their own antennae on communications sites we own. For example, over the past two years, Cingular, through AT&T Wireless, has entered into roaming agreements with T-Mobile and more than 30 rural or regional carriers, including Western Wireless and Dobson Communications, covering parts of 30 states. Any of the conditions and developments described above could reduce demand for our ground-based antenna sites and decrease demand for our site space from current levels and our ability to attract additional customers and may negatively affect our profitability.

We may be unable to modify our towers, which could harm our ability to add additional site space and new customers, which could result in our inability to execute our growth strategy and limit our revenue growth.

Our business depends on our ability to modify towers and add new customers as they expand their tower network infrastructure. Regulatory and other barriers could adversely affect our ability to modify towers in accordance with the requirements of our customers, and, as a result, we may not be able to meet our customers' requirements. Our ability to modify towers and add new customers to towers may be affected by a number of factors beyond our control, including zoning and local permitting requirements, FAA considerations, FCC tower registration and radio frequency emission procedures and requirements, historic preservation and environmental requirements, availability of tower components, additional ground space and construction equipment, availability of skilled construction personnel, weather conditions and environmental compliance issues. In addition, because public concern over tower proliferation has grown in recent years, many communities now restrict tower modifications or delay granting permits required for adding new customers. In addition, we may not be able to overcome the barriers to modifying towers or adding new customers. Our failure to complete the necessary modifications could harm our ability to add additional site space and new customers which could result in our inability to execute our growth strategy and limit our revenue growth.

We may not be able to obtain credit facilities in the future on favorable terms to enable us to pursue our acquisition plan, and we may not be able to finance our newly acquired assets in the future or refinance outstanding indebtedness on favorable terms, which may result in an increase in the cost of financing and which in turn may harm our ability to acquire new towers and our financial condition.

We believe that our low cost debt, combined with appropriate leverage, should allow us to maintain operating and financial flexibility. Our strategy is to utilize credit facilities to provide us with funds to acquire communications sites, and our capital management strategy is then to finance newly acquired assets, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. We may not be able to obtain credit facilities or successfully issue equity or mortgage-backed securities in the future or on terms that are favorable to us. If we are unable to obtain assets through the use of funds from a credit facility or finance our newly acquired assets through the issuance of mortgage-backed securities our debt may be more expensive and our expenses to finance new acquisitions may increase. An increase in financing expenses may harm our ability to acquire new towers and our financial condition. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six month period following the closing of the loan. As of December 31, 2004, the site acquisition reserve account had a balance of $58.5 million.

Our failure to comply with federal, state and local laws and regulations could result in our being fined, liable for damages and, in some cases, the loss of our right to conduct some of our business.

We are subject to a variety of regulations, including those at the federal, state and local levels. Both the FCC and the FAA regulate towers and other sites used for wireless communications transmitters and receivers. See "Business—Regulatory Matters." In addition, under the FCC's rules, we are fully liable for the acts or omissions of our contractors. We generally indemnify our customers against any failure by us to comply with applicable standards. Our failure to comply with any applicable laws and regulations (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement actions, as well as civil penalties, contractual liability and tort liability and, in some cases, losing our right to conduct some of our business, any of which could have an adverse impact on our business. We also are subject to local regulations and restrictions that typically require tower owners to obtain a permit or other approval from local officials or community standards organizations prior to tower construction or modification. Local regulations could delay or prevent new tower construction or modifications, as well as increase our expenses, any of which could adversely impact our ability to implement or achieve our business objectives.

The failure of our communications sites to be in compliance with environmental laws could result in liability and claims for damages that could result in a significant increase in the cost of operating our business.

We are subject to environmental laws and regulations that impose liability, including those without regard to fault. These laws and regulations place responsibility on us to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or adding a new customer on a tower. In the event the FCC determines that one of our owned towers would have a significant environmental impact, the FCC would require us to prepare and file an environmental impact statement with it. The environmental review process mandated by the National Environmental Policy Act of 1969, or NEPA, can be costly and may cause significant delays in the registration of a particular tower or collacting an antenna. In addition, various environmental interest groups routinely petition the FCC to deny applications to register new towers, further complicating the registration process and increasing potential expenses and delays. In August 2003, the FCC released a Notice of Inquiry requesting comments and information on the potential impact of communications towers on migratory birds. On December 14, 2004, the FCC released a public notice inviting comments on the analysis and report provided by its environmental consultant regarding the relationship of towers and avian mortality. Any changes to FCC rules that come from this proceeding, as well as changes resulting from other potential rulemakings, could delay or prevent new tower construction or modifications as well as increase our expenses related thereto.

In addition to the FCC's environmental regulations, we are subject to various federal, state and local environmental laws that may require the investigation and remediation of any contamination at facilities that we own or operate, or that we previously owned or operated, or at third-party waste disposal sites at which our waste materials have been disposed. These laws could impose liability even if we did not know of, or were not responsible for, the contamination and the amount of protection that we may receive from sellers with respect to liabilities arising before our ownership of the asset varies based on the competition for the asset and the resulting protections we may be able to negotiate in the associated purchase agreement. Under these laws, we may also be required to obtain permits from governmental authorities or may be subject to record keeping and reporting obligations. If we violate or fail to comply with these laws, we could be fined or otherwise sanctioned by regulators. The expenses of complying with existing or future environmental laws, responding to petitions filed by environmental interest groups or other activists, investigating and remediating any contaminated real property and resolving any related liability could result in a significant increase in the cost of operating our business, which would harm our profitability. See "Item—Business—Regulatory Matters—Environmental Regulations."

Because we generally lease, sublease, license or have easements relating to the land under our towers, our ability to conduct our business, secure financing and generate revenues may be harmed if we fail to obtain lease renewals or protect our rights under our leases, subleases, licenses and easements.

Our real property interests relating to towers primarily consist of leasehold interests, private easements, and permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcy of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, would interfere with our ability to conduct our business and generate revenues. Similarly, if the grantors of these rights elect not to renew our leases, our ability to conduct business and generate revenues could be adversely affected. As of December 31, 2004, we leased 100 parcels of land with a remaining term of two years or less, under 101 owned towers which represented 3.2% of revenues for the year ended December 31, 2004.

In addition, we previously made acquisitions and did not always analyze and verify all information regarding title and other issues prior to completing an acquisition of communications sites. Our inability to protect our rights to the land under our towers could interfere with our ability to conduct our business and generate revenues. Generally, we have attempted to protect our rights in the sites by obtaining title insurance on the owned fee sites and the ground lease sites and relying on title warranties and covenants from sellers and landlords.

Our ability to protect our rights against persons claiming superior rights in towers or real property depends on our ability to:

•	recover under title insurance policies, the policy limits of which may be less than the purchase price of a particular tower;

•	in the absence of title insurance coverage, recover under title warranties given by tower sellers, whose warranties often terminate after the expiration of a specific period (typically one to three years), contain various exceptions and are dependent on the general creditworthiness of sellers making the title warranties;

•	obtain estoppels from landlords in connection with acquisitions of communication sites, which protect the collateral of our lenders and may provide a basis for defending post-closing claims arising from pre-closing events;

•	recover from landlords under title covenants contained in lease agreements, which is dependent on the general creditworthiness of landlords making the title covenants; and

•	obtain "non-disturbance agreements" from mortgages and superior lienholders of the land under our towers.

Our tenant leases require us to be responsible for the maintenance and repair of the sites and for other obligations and liabilities associated with the sites and our obligations to maintain the sites may affect our revenues.

None of our tenant leases is a net lease. Accordingly, as landlord we are responsible for the maintenance and repair of the sites and for other obligations and liabilities (including for environmental compliance and remediation) associated with the sites, such as the payment of real estate taxes, ground lease rents and the maintenance of insurance. Our failure to perform our obligations under a tenant lease could entitle the related tenant to an abatement of rent or, in some circumstances, result in a termination of the tenant lease. An unscheduled reduction or cessation of payments due under a tenant lease would result in a reduction of our revenues. Similarly, if the expenses of maintaining and operating one or more sites exceeds amounts budgeted, and if lease revenues from other sites are not available to cover the shortfall, amounts that would otherwise be used for other purposes may be required to pay the shortfall.

Site management agreements may be terminated prior to expiration, which may adversely affect our revenues.

Approximately 807 sites, as of December 31, 2004 (representing approximately 17.8% of our revenues for the year ended December 31, 2004), are managed sites where we market and/or sublease space under site management agreements with third party owners. The management agreements or subleases on 302 of these sites, which represented 5.3% of our revenues for the year ended December 31, 2004, are month-to-month or will expire by their terms prior to December 31, 2005. In many cases, the site management agreements may be terminated early at the third party owner's discretion or upon the occurrence of certain events (such as the sale of the relevant site by the third party owner, our default, a change of control with respect to our company and other events negotiated with the third party owner including discretionary terminations). If a site management agreement is not renewed or is terminated early, our revenues would be reduced.

Our towers may be damaged by disaster and other unforeseen events for which our insurance may not provide adequate coverage and which may cause service interruptions affecting our reputation and revenues and resulting in unanticipated expenditures.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, fire, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen events. Our sites and any tenants' equipment are also vulnerable to damage from human error, physical or electronic security breaches, power loss, other facility failures, sabotage, vandalism and similar events. In the event of casualty, it is possible that any tenant sustaining damage may assert a claim against us for such damages. If reconstruction (for example, following fire or other casualty) or any major repair or improvement is required to the property, changes in laws and governmental regulations may be applicable and may raise our cost or impair our ability to effect such reconstruction, major repair or improvement.

Since January 1, 2002, 12 of our owned towers have been destroyed by natural disasters, including hurricanes, two have been destroyed in vehicular accidents and two in fire accidents. In addition, as of December 31, 2004, we own, lease and license a large number of towers in geographic areas, including 226 sites in California, 369 sites in Florida, 141 sites in North Carolina and 175 sites in South Carolina, that have historically been subject to natural disasters, such as high winds, hurricanes, floods, earthquakes and severe weather. There can be no assurance that the amount of insurance obtained will be sufficient to cover damages caused by any event, or that such insurance will be commercially available in the future. A tower accident for which we do not have adequate insurance reserves or have no insurance, or a large amount of damage to a group of towers, could decrease the value of our communications sites, result in the loss of revenues while the tower is out of service and also require us to make unanticipated expenditures in order to repair the damages caused by any event. In addition, changes in laws could impact our ability to repair or replace damaged towers.

In addition, any of these events or other unanticipated problems at one or more of the sites could interrupt tenants' ability to provide their services from the sites. This could damage our reputation, making it difficult to attract new tenants and causing existing tenants to terminate their leases, which in turn would reduce our revenues.

If radio frequency emissions from our towers or other equipment used in our tenants' businesses are demonstrated, or perceived, to cause negative health effects, our business and revenues may be harmed.

The safety guidelines for radio frequency emissions from our sites require us to undertake safety measures to protect workers whose activities bring them into proximity with the emitters and to restrict access to our sites by others. If radio frequency emissions from our sites or other equipment used in our tenants' businesses are found, or perceived, to be harmful, we and our customers could face fines imposed by the FCC, private lawsuits claiming damages from these emissions, and increased opposition to our development of new towers. Demand for wireless services and new towers, and thus our business and revenues, may be harmed. Although we have not been subject to any personal injury claims relating to radio frequency emissions, we cannot assure you that these claims will not arise in the future or that they will not negatively impact our business.

Repayment of the principal of our outstanding indebtedness may require additional financing that we cannot assure you will be available to us.

We have historically financed our operations primarily with indebtedness. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will continue to depend on our future financial performance. As of December 31, 2004, our long-term debt obligations consisted of $411.9 million outstanding on our February 2004 mortgage loan, $293.8 million outstanding on our December 2004 mortgage loan and $1.2 million outstanding on a capital lease. In addition, in connection with the Sprint Transaction we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC setting forth the terms on which they would provide bridge financing of up to $850 million to us for use in funding the Sprint Transaction. Of the outstanding obligations, $8.3 million is due in less than one year, $17.9 million is due between one and three years and $680.8 million is due between four and five years based on anticipated maturities on our February 2004 mortgage loan. In addition, we currently anticipate that in order to pay the principal of our outstanding February 2004 and December 2004 mortgage loans on the anticipated repayment date of January 2009 and the maturity date of December 2009, respectively, we will likely be required to pursue one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our operating partnership and our subsidiaries. There can be no assurance that we will be able to refinance our indebtedness on attractive terms and conditions or that we will be able to obtain additional debt financing. If we are unable to refinance our indebtedness in full, we may be required to issue additional equity securities or sell assets. If we are required to sell equity securities, investors who hold our Common Stock may have their holdings diluted. If we are required to sell interests in our operating partnership, this would have a similar effect as a sale of assets and the market price of our Common Stock may decline. In addition, there can be no assurance as to the terms and prices at which we will be able to sell additional equity securities or operating partnership interests or that we will be able to sell additional equity securities or sell operating partnership interests at all. If we are required to sell assets to refinance our indebtedness, there can be no assurance as to the price we will obtain for the assets sold and whether those sales will realize sufficient funds to repay our outstanding indebtedness. To the extent we are required to sell assets at prices lower than their fair market values, the market price of our Common Stock may decline.

Our mortgage loans restrict the ability of our two largest operating subsidiaries, Pinnacle Towers LLC and its subsidiaries and Pinnacle Towers Acquisition LLC and its subsidaries, from incurring additional indebtedness or further encumbering their assets. In addition, so long as the tangible assets of Pinnacle Towers LLC under the February 2004 mortgage loan represent at least 25% of our assets, it will be an event of default under the February 2004 mortgage loan if we incur any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates issued in connection with the February 2004 mortgage loan that none of the ratings will be adversely affected. Our mortgage loans do not otherwise restrict our ability to obtain additional financing. If we require additional financing in connection with acquisitions, we anticipate being able to raise equity, obtain a credit facility similar to the credit facility we repaid out of the proceeds of our December 2004 mortgage loan or obtain financing through a securitization of acquired sites similar to the ones completed on February 5, 2004 and December 7, 2004. We cannot assure you that we could effect any of the foregoing alternatives on terms satisfactory to us, that any of the foregoing alternatives would enable us to pay the interest or principal of our indebtedness or that any of such alternatives would be permitted by the terms of our credit facility and other indebtedness then in effect.

The terms of our mortgage loans and revolving credit facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our existing mortgage loans and revolving credit facility contain, and any future indebtedness of ours or of any of our subsidiaries, including indebtedness entered into in connection with the Sprint Transaction, would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and/or certain of our subsidiaries, including restrictions on our or our subsidiaries' ability to, among other things:

•	incur additional debt, or additional unsecured debt without rating agency approval;

•	issue stock;

•	create liens;

•	make investments, loans and advances;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with our affiliates;

•	change the nature of our business;

•	transfer all or substantially all of our assets or enter into certain merger or consolidation transactions; and

•	pay dividends.

Our February 2004 and December 2004 mortgage loans contain a covenant requiring reserve accounts if the debt service coverage ratio falls to 1.45 and 1.30 or lower, respectively, as of the end of any calendar quarter. Debt service coverage ratio is defined as the preceding 12 months of net cash flow, as defined in the mortgage loans, divided by the amount of principal and interest payments required under the mortgage loans over the next 12 months. Net cash flow, as defined in the mortgage loans, is approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites, minus 10% of revenues. The funds in the respective reserve account will not be released to us unless the debt service coverage ratio exceeds 1.45 and 1.30 times, respectively, for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.20 and 1.15 times, respectively, as of the end of any calendar quarter, then all funds on deposit in the respective reserve account along with future excess cash flows will be applied to prepay the respective mortgage loan. Failure to maintain the debt service ratio above 1.45 and 1.30 times, respectively, would impact our ability to pay our indebtedness other than the mortgage loans, pay dividends and to operate our business.

A failure by us to comply with the covenants or financial ratios contained in our Revolving Credit Agreement could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our Revolving Credit Agreement, including pursuant to a change in control of us, the lenders under the facility will not be required to lend us any additional amounts. Our lenders also could elect to declare all amounts outstanding to be immediately due and payable. If the indebtedness under our credit facility were to be accelerated, and we are not able to make the required cash payments, our lenders will have the option of foreclosing on any of the collateral pledged as security for the loan.

The Revolving Credit Agreement continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP and a pledge by us of 65% of our interest in our Canadian subsidiary. As of December 31, 2004, the pledged interests in the United Kingdom and Canadian subsidiaries collectively constituted 1.0% of our total assets' book value.

Under both the February 2004 mortgage loan and the December 2004 mortgage loan, if an event of default occurs, the lenders will have the option to foreclose on any of the collateral pledged as security for the respective mortgage loan. The mortgage loans are secured by (1) mortgage liens on our interests (fee, leasehold or easement) in a portion of our communications sites, (2) a security interest in substantially all of Pinnacle Towers LLC and its subsidiaries', and Pinnacle Towers Acquisition Holdings LLC and its subsidiaries', personal property and fixtures, including our rights under substantially all of our site management agreements, tenant leases (excluding tenant leases for sites referred to in (1) above) and management agreement with GS Services and (3) a pledge of certain of our subsidiaries' capital stock (or equivalent equity interests) (including a pledge of the membership interests of Pinnacle Towers LLC, from its direct parent, Global Signal Holdings II LLC and a pledge of the membership interests of Pinnacle Towers Acquisition Holdings LLC, from its direct parent, Global Signal Holdings III LLC). There can be no assurance that our assets would be sufficient to repay this indebtedness in full.

Our Chief Executive Officer has management responsibilities with other companies and may not be able to devote sufficient time to the management of our business operations.

Our Chief Executive Officer, Wesley R. Edens, is also the Chairman of the Board and Chairman of the Management Committee of Fortress Investment Group LLC and the Chairman of the Board and Chief Executive Officer of Newcastle Investment Corp., a publicly traded real estate securities business, and the Chairman of the Board and Chief Executive Officer of Eurocastle Investment Limited, a publicly traded real estate securities business, listed on the London Stock Exchange. As Chairman of the Management Committee of Fortress Investment Group, he manages and invests in other real estate related investment vehicles. As a result, he may not be able to devote sufficient time to the management of our business operations.

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends.

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our Common Stock. Unless entitled to relief under certain Internal Revenue

Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

Dividends payable by REITs generally do not qualify for the reduced tax rates under recently enacted tax legislation.

Recently enacted tax legislation reduces the maximum tax rate for dividends payable to individuals from 38.6% to 15.0% through 2008. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our Common Stock.

In addition, the relative attractiveness of real estate in general may be adversely affected by the newly favorable tax treatment given to corporate dividends, which could affect the value of our real estate assets negatively.

REIT distribution requirements could adversely affect our liquidity.

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with REIT requirements.

Our mortgage loans contain covenants providing for reserve accounts if our debt service coverage ratio falls to 1.45 or 1.30 times or lower for our February 2004 mortgage loan and December 2004 mortgage loan, respectively. If our debt service coverage ratio were to fall to that level and we had taxable income, as defined by tax regulations, our ability to distribute 90% of our taxable income, and hence our REIT status, could be jeopardized. Further, amounts distributed will not be available to fund our operations.

Prior to our emergence from Chapter 11 bankruptcy, we funded our operations primarily through debt and equity capital. Since our emergence from bankruptcy on November 1, 2002, we have funded our operations through operating cash flow. We expect to finance our future operations through operating cash flows and our future acquisitions through debt and equity capital. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our Common Stock.

The stock ownership limits imposed by the Internal Revenue Code for REITs and our amended and restated certificate of incorporation may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code) at any time during the last half of each taxable year after our first year. Our amended and restated certificate of incorporation states that, unless exempted by our board of directors, no person, other than certain of our existing stockholders and subsequent owners of their stock, may own more than 9.9% of the aggregate value of the outstanding shares of any class or series of our stock. Our board may grant such an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.

We have not established a minimum dividend payment level, there are no assurances of our ability to pay dividends in the future and our ability to maintain current dividend level depends both on our earnings from existing operations and our ability to invest our capital to achieve targeted returns.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. We have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

While we have not established a formal dividend policy, to date we have paid quarterly dividends based on our projected cash flows. As of December 31, 2004, we have $58.5 million remaining in a site acquisition reserve account established as part of our December 2004 mortgage loan pending its investment in qualified communications sites. Our ability to continue to pay dividends at current levels will depend, among other things, on our ability to invest amounts held in the site acquisition reserve account, and achieve projected returns on acquisitions made and expected to be made and on our ability to raise and invest debt and equity financing in the future.

Global Signal Inc. is a holding company with no material direct operations.

Global Signal Inc. is a holding company with no material direct operations. Its principal assets are the equity interests it holds in its operating subsidiaries. In addition, we own substantially all of our assets and conduct substantially all of our operations through Global Signal OP. As a result, Global Signal Inc. is dependent on loans, dividends and other payments from its subsidiaries and from Global Signal OP to generate the funds necessary to meet its financial obligations and pay dividends. Global Signal Inc.'s subsidiaries and Global Signal OP are legally distinct from Global Signal Inc. and have no obligation to make funds available to it.

An increase in interest rates would result in an increase in our interest expense which could adversely affect our results of operations and financial condition.

Any indebtedness we incur under our amended and restated $20.0 million revolving credit facility bears interest at floating rates. Accordingly, an increase in these rates could lead to an increase in our interest expense which could have an adverse effect on our results of operations and financial condition. We may incur additional floating rate indebtedness from time to time. In addition, any increase in interest rates also would increase the cost of any new fixed rate borrowings.

Our fiduciary obligations to Global Signal OP may conflict with the interests of our stockholders.

Our wholly owned subsidiary Global Signal GP LLC, as the managing general partner of Global Signal OP, may have fiduciary obligations in the future to the limited partners of Global Signal OP, the discharge of which may conflict with the interests of our stockholders. Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. For example, if Global Signal GP, LLC has a need for liquidity, the timing of a distribution from Global Signal GP, LLC to Global Signal Inc. may be a decision that presents such a conflict. The limited partners of Global Signal OP will have the right, beginning one year after they contribute property to the partnership, to cause Global Signal OP to redeem their limited partnership units for cash or shares of our Common Stock. As managing partner, Global Signal GP, LLC's decision as to whether to exchange units for cash or shares of our Common Stock may conflict with the interest of our stockholders.

Future limited partners of Global Signal OP may exercise their voting rights in a manner that conflicts with the interests of our stockholders.

Currently, Global Signal OP does not have any limited partners not owned by Global Signal. However, this could change if Global Signal OP were to issue units in the future as part of an acquisition or for other reasons. Persons holding units of Global Signal OP, as limited partners, have the right to vote as a class on certain amendments to the operating partnership agreement and individually to approve certain amendments that would adversely affect their rights, which voting rights may be exercised by future limited partners in a manner that conflicts with the interests of our stockholders.

Item 2.    Properties

Communications Sites

As of December 31, 2004, we owned or managed a total of 4,060 wireless communications towers, rooftops and other communications sites. The average number of tenants on all of our towers, rooftops and land sites as of December 31, 2004 is 3.9. No single communications site accounted for more than 1% of the gross margin for the year ended December 31, 2004. We routinely review and dispose of sites which generate negative cash flows and for which the growth prospects are not compatible with our strategy. During 2003 and 2004, we disposed of 134 sites and 81 sites, respectively, of which 125 and 65, respectively, were managed sites. In addition since the beginning of our acquisition program on December 1, 2003 through December 31, 2004, we have acquired 929 wireless communication sites.

The following table outlines the number and type of our communications sites and the number of tenant leases as of December 31, 2004, as well as the relative contribution to our revenues and gross margin for the year ended December 31, 2004.

Type of Communications Sites

	As of December 31, 2004		For the Year Ended December 31, 2004
Type of Communications Sites	Number of Communications Sites	Number of Tenant Leases	Aggregate Revenues	Percentage of Total Revenues	Gross Margin	Percentage of Total Gross Margin
	(dollars in thousands)
Owned
Towers
Guyed	1,574	7,071	$83,216	45.5%	$63,698	50.8%
Lattice	895	3,865	48,893	26.7	36,896	29.4
Monopole	519	1,340	14,662	8.0	11,171	8.9
Total	2,988	12,276	146,771	80.2	111,765	89.1
Other communications sites
Land	242	242	2,304	1.3	2,202	1.8
Rooftop	23	113	1,298	0.7	909	0.7
Total	265	355	3,602	2.0	3,111	2.5
Owned sub-total	3,253	12,631	150,373	82.2	114,876	91.6
Managed
Towers
Guyed	222	817	7,167	3.9	2,398	1.9
Lattice	210	613	5,881	3.2	2,180	1.7
Monopole	19	58	547	0.4	224	0.2
Total	446	1,488	13,596	7.5	4,802	3.8
Other communications sites
Land	23	33	382	0.2	152	0.1
Rooftop	333	1,610	18,514	10.1	5,573	4.5
Total	356	1,643	18,896	10.3	5,725	4.6
Managed sub-total	807	3,131	32,492	17.8	10,527	8.4
Total	4,060	15,762	$182,865	100.0%	$125,403	100.0%

We further classify our communication sites into core owned telephony sites, defined as those sites that have or have at one point had a telephony tenant, acquired sites, defined as those sites we have acquired since December 1, 2003, non-telephony sites, defined as those owned sites that have never had a telephony tenant, and managed sites. The table below sets forth the revenues and gross profit for our core owned telephony sites, acquired sites, non-telephony sites and managed sites for the year ended December 31, 2003 and 2004.

	No. of Communication Sites as of December 31, 2004	For the Year Ended December 31,
		2003		2004		Variance
		$	% of Total	$	% of Total	$	% Change
		(Restated)
				(dollars in thousands)
Revenues
Core owned telephony communication sites prior to December 2003(1)	1,508	$107,382	64.4%	$115,217	63.0%	$7,835	7.3%
Acquired communications sites since December 2003	928	240	0.1	11,347	6.2	11,107	nm
Non-telephony communications sites	873	24,322	14.6	23,948	13.1	(374)	(1.5)
Managed communication sites	751	34,726	21.0	32,353	17.7	(2,374)	(6.8)
Total	4,060	$166,670	100.0%	$182,865	100.0%	$16,194	9.7%
Gross Profit
Core owned telephony communication sites prior to December 2003(1)		$82,491	74.9%	$90,995	72.6%	$8,504	10.3%
Acquired communications sites since December 2003		151	0.1	8,114	6.5	7,963	nm
Non-telephony communications sites		15,587	14.2	15,837	12.6	249	1.6
Managed communication sites		11,869	10.8	10,457	8.3	(1,412)	(11.9)
Total		$110,098	100.0%	$125,403	100.0%	$15,304	13.9%

(1)	Our acquisition program began in December 2003.

Since the beginning of our acquisition program on December 1, 2003, through December 31, 2004, we have acquired 929 communications sites for an aggregate purchase price of approximately $385.3 million, including fees and expenses. In addition, during 2004, we invested $7.2 million, including fees and expenses, to acquire a fee interest or long-term easement under 73 wireless communications towers where we previously had a leasehold interest. As of December 31, 2004, we have executed definitive agreements to acquire an additional 27 communication sites and to acquire fee interest or long-term easements under an additional 17 communications towers, for an aggregate purchase price of approximately $11.9 million, including estimated fees and expenses. On February 14, 2005, we entered into a definitive agreement with Sprint under which we will have the exclusive right to lease or operate more than 6,600 wireless communications towers and related assets for a period of 32 years for an up front payment of approximately $1.2 billion as is more fully described above in "Sprint Transaction." The above pending acquisitions are subject to customary closing conditions for real estate transactions of those types and may not be successfully completed. As of December 31, 2004, we also had non-binding letters of intent with other parties to purchase an additional 261 towers for approximately $80.8 million, including estimated fees and expenses. During the first quarter of 2005, we were in the process of performing due diligence on these towers; were seeking to negotiate definitive agreements or closing on such transactions. We believe the towers we acquired and have contracted to acquire are in locations where there are opportunities for organic growth and that these towers generally have significant additional capacity to accommodate new tenants.

Capacity is not usually a limiting factor on our leasing of space, as we can usually augment a tower to accommodate additional tenants. On rare occasions, we are unable to modify a tower to satisfy a prospective tenant's timing requirements.

As of December 31, 2004, we owned in fee or had long-term easements on the land under 915 of our owned towers and 255 of our other communications sites. For the land that we do not own or hold in easement, the average remaining life on the ground leases, including our options to renew, was 24.4 years. Generally, our ground leases terminate upon the occurrence of an event of default under the terms of the lease, by our written notice prior to a lease renewal, or by the terms of the lease which may set a maximum number of renewals. For the years ended December 31, 2003 and 2004, we incurred $13.7 million and $14.9 million, respectively, in rent expense for our ground leases for an average annual lease payment of $10,372 for the year ended December 31, 2003 and $7,179 for the year ended December 31, 2004 based on 1,319 and 2,083 ground leases at December 31, 2003 and December 31, 2004 respectively. The lower rate per site at December 31, 2004 was due in part to the 688 communication sites acquired during the fourth quarter ended December 31, 2004. Rent payments are generally payable on a monthly or annual basis during the term of the lease. We often have the right to sublease or assign ground leases, and to grant licenses to use the leased communications sites. We are generally responsible for the indemnification of the landlord, and the payment of real estate taxes, general liability insurance and ordinary maintenance costs at the leased sites. Under the terms of the ground leases, we periodically also have the right of first refusal to purchase the leased property when the landlord receives a third party offer to purchase. The table below indicates our interest in the real property underlying our towers and other communications sites at December 31, 2004 for each classification of real property interest and therefore excludes the 807 managed sites.

Real Property Interest Classification for Owned Communication Sites

Real Property Interest Classification	No. of Towers	No. of Other Communications Sites	Total No. of Communications Sites
Fee owned	704	191	895
Ground lease	2,073	10	2,083
Easement	211	64	275
Total	2,988	265	3,253

During the years ended December 31, 2003 and 2004, we expensed $1.5 million in real estate taxes in each year and $3.0 million in personal property taxes in each year for an annual total of $4.5 million in real estate and property taxes, or an average of $1,937 per site for the year ended December 31, 2003 and approximately $1,501 per site for the year ended December 31, 2004 based on 2,280 and 2,988 owned towers at December 31, 2003 and December 31, 2004 respectively. The lower rate per site at December 31, 2004 was due in part to the 688 communication sites acquired during the fourth quarter ended December 31, 2004 for which we incurred only small amounts of tax for the partial period of ownership. We hold real and tangible property in over 3,000 jurisdictions in the United States, Canada and the United Kingdom. Property tax assessment methodologies and rates vary widely throughout the various taxing jurisdictions.

Item 3.    Legal Proceedings

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2004.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the New York Stock Exchange ("NYSE"), under the symbol "GSL." The following table sets forth, for the fiscal quarters and periods indicated, the high and low sales prices per share of Common Stock as reported on the NYSE since our initial public offering on June 3, 2004.

2004	High	Low
From June 3 through June 30	$23.40	$20.00
Third quarter	$24.00	$19.80
Fourth quarter	$29.80	$22.50

On March 29, 2005, there were 139 holders of record and approximately 3,200 beneficial owners registered in nominee and street name. We paid cash dividends related to the years ended December 31, 2003 and 2004 as set forth in the table below and we expect to continue to pay quarterly dividends during 2005.

Dividend Summary

Dividend Period	Pay Date	Dividend per Share ($)	Total Dividend ($ million)	Amount of Dividend Accounted For As Return of Stockholders' Capital ($ million)
October 1 – December 31, 2004	January 20, 2005	$0.4000	$20.9	$16.4
July 1 – September 30, 2004	October 20, 2004	0.3750	19.1	16.3
June 1 – June 30, 2004	July 20, 2004	0.1030	5.2	5.2
April 1 – May 31, 2004	June 14, 2004	0.2095	8.8	8.8
January 1 – March 31, 2004	April 22, 2004	0.3125	13.1	13.1
October 1 – December 31, 2003	February 5, 2004	0.3125	12.8	0.6
One-time special distribution	February 5, 2004	3.4680	142.2	142.2

On March 30, 2005, our board of directors declared a dividend of $0.40 per share of our Common Stock for the three months ended March 31, 2005, payable on April 21, 2005 to the stockholders of record as of April 11, 2005. The portion of this dividend which exceeds our accumulated earnings as of March 31, 2005 will represent a return of capital.

Our mortgage loans may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio would require excess cash flows that could be used to pay dividends, be escrowed and/or be used to repay outstanding principal due under the mortgage loans. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—The December 2004 Mortgage Loan" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—The February 2004 Mortgage Loan."

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding stock options and warrants ($/share) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	3,007,584	$8.96	2,199,032
Equity compensation plans not approved by stockholders	–	–	–
Total	3,007,584	$8.96	2,199,032

Under the terms of our Global Signal Inc. Omnibus Stock Incentive Plan, the number of shares available for future issuance automatically increased by 1.0 million shares on January 1, 2005 and will increase annually each January 1st by the lesser of 1.0 million shares or 2% of the outstanding common shares on December 31st of the preceding year.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act during the last three years preceding the date of this Annual Report on Form 10-K.

In November 2002, in connection with our reorganization, we cancelled our former notes, old common stock and stock options. Pursuant to our reorganization plan, we issued 41,000,000 shares of Common Stock and warrants to purchase 1,229,850 shares of our Common Stock that are presently exercisable through October 31, 2007, at an exercise price of $10 per share. As of December 31, 2004, warrants to purchase 757,972 shares of Common Stock have been exercised. Shares of our Common Stock were issued in connection with the cancellation of our Senior Notes and pursuant to a $205.0 million equity investment made by Fortress and Greenhill and those senior noteholders who elected shares of our Common Stock in lieu of cash. Under the prearranged plan of reorganization, Fortress and Greenhill purchased 22,526,598 shares of Common Stock for an aggregate purchase price of $112.6 million and elected to receive an additional 9,040,166 shares of Common Stock in lieu of $45.2 million of cash for the 10% Senior Notes due 2008 they held making their total investment in us in connection with the reorganization $157.8 million (before Fortress' stock purchase from Abrams Capital Partners I, L.P., Abrams Capital Partners II, L.P., and Whitecrest Partners, L.P., affiliates of Abrams Capital LLC, our third largest stockholder, warrant exercise and the return of capital arising from the February 5, 2004 special distribution and the April 22, 2004 ordinary dividend). Other senior noteholders entitled to receive $47.2 million of cash elected to receive 9,433,296 shares of Common Stock in lieu of cash, making the total equity investment $205.0 million. The warrants were issued in cancellation of the 5½% convertible subordinated notes due 2007 to former stockholders with the receipt of certain releases and to plaintiffs in the settlement of a stockholder class action. Fortress was issued 24,381,646 shares and 418,050 warrants exercisable at $10 per share pursuant to its equity investment and the cancellation of its senior and Convertible Notes. On April 5, 2004, Fortress exercised all of its warrants for 418,050 shares of Common Stock, at an exercise price of $8.53 per share of Common Stock. Greenhill was issued 8,422,194 shares pursuant to its equity investment and the cancellation of its Senior Notes. The 18,473,402 shares of our Common Stock issued to holders of our Senior Notes in consideration for the cancellation of the notes, and the 1,229,850 warrants and the 757,972 shares of Common Stock issued pursuant to the exercise of warrants were issued pursuant to an exemption from registration under the Securities Act in reliance on the provisions of Section 1145 of the United States Bankruptcy Code. The 22,526,598 shares of our Common Stock issued pursuant to the $112.6 million equity investment made by Fortress and Greenhill were issued in a private transaction, entered into in connection with our reorganization plan, exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) of the Securities Act.

From November 1, 2002 through December 17, 2004, we granted options, net of forfeitures, to purchase a total of 1,835,038 shares of our Common Stock at an exercise price of $4.26 per share, 2,040,038 options to purchase shares of Common Stock at an exercise price of $8.53 per share and 615,000 options to purchase shares of Common Stock at an exercise price of $18.00 per share. These options were granted to employees and directors under our stock option plan. This includes options to purchase 820,000 shares of our Common Stock granted to Mr. Kevin Czinger, a former employee of Fortress Capital Finance LLC, who served on our board of directors from January 2003 until February 2004, and provided financial advisory services to us through March 2004. Of these options, 30% vested on January 9, 2003, 30% were scheduled to vest on December 31, 2004, and the remaining 40% were scheduled to vest on December 31, 2005. Half the options had an exercise price of $5 per share and the remainder have an exercise price of $10 per share. Pursuant to the terms of our stock option plan, the exercise price of the then outstanding options was adjusted from $10 to $8.53 per share and from $5 to $4.26 per share, due to the special distribution declared and paid to our stockholders on February 5, 2004. We terminated Mr. Czinger's agreement to provide financial advisory services in March 2004 and the vesting of the outstanding options was modified. Following this modification, he was entitled to exercise 246,000 shares at an exercise price of $4.26 per share and 246,000 shares at an exercise price of $8.53 per share until December 31, 2004. The remaining options to acquire 328,000 shares expired upon his termination pursuant to the terms of the award. As of December 31, 2004, his options were either exercised or expired. These grants were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act.

In March 2004, in connection with our initial public offering and for purposes of compensating Fortress and Greenhill for their successful efforts in raising capital for us, we granted options to Fortress and Greenhill or their respective affiliates, to purchase shares of our Common Stock in the following amounts: (1) for Fortress (or its affiliates), the right to acquire 644,000 shares which is equal to 8% of the number of shares issued in our initial public offering and (2) for Greenhill (or its affiliate), the right to acquire 161,000 shares which is equal to 2% of the number of shares issued in our initial public offering at an exercise price per share equal to our initial public offering price of the shares in our initial public offering. All of the options are immediately vested and exercisable and will remain exercisable for ten years from the date of grant. These grants were made in a private transaction exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) of the Securities Act. On December 20, 2004, we issued 32,200 shares of our Common Stock to Greenhill, pursuant to an exercise of their stock options.

On March 15, 2004, we issued 222,713 shares of our Common Stock to Mr. W. Scot Lloyd pursuant to an exercise of stock options granted to him under our stock option plan prior to the termination of his employment on January 16, 2004. In addition, on April 8, 2004, we issued 15,376 shares of our Common Stock to Mr. Paul Nussbaum, pursuant to an exercise of stock options granted to him under our stock option plan prior to the termination of his employment on February 3, 2004. The shares of Common Stock issued to Mr. Lloyd and Mr. Nussbaum were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act.

On February 14, 2005, in connection with the Sprint Transaction, we entered into an Investment Agreement pursuant to which we will issue on the closing of the Sprint Transaction to the Investors up to 19,607,843 shares of our Common Stock for a purchase price up to $500.0 million. We expect these shares to be issued in a private transaction exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) of the Securities Act. For more details on the Sprint Transaction and the Investment Agreement, please see "Item 1—Business—Sprint Transaction."

Item 6.	Selected Financial Data

The following table sets forth selected historical consolidated financial data and other information. The statements of operations and statements of cash flows data for the years ended December 31, 2000, 2001, 2003, 2004, and the ten months ended October 31, 2002 and the two months ended December 31, 2002 are derived from our audited consolidated financial statements. In addition, the balance sheet data as of December 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements. The balance sheet data as of October 31, 2002 are derived from our unaudited condensed consolidated interim financial statements.

On November 1, 2002, we emerged from Chapter 11. In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted fresh start accounting as of November 1, 2002 and our emergence from Chapter 11 resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity's assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be the close of business on November 1, 2002, for financial reporting purposes. As stated above, the periods presented prior to November 1, 2002, have been designated "Predecessor Company" and the periods starting on November 1, 2002, have been designated "Successor Company." As a result of the implementation of fresh start accounting as of November 1, 2002, our financial statements after that date are not comparable to our financial statements for prior periods because of the differences in the basis of accounting and the debt and equity structure for the Predecessor Company and the Successor Company. The more significant effects of the differences in the basis of accounting on the Successor Company's financial statements are (1) lower depreciation and amortization expense as a result of the revaluation of our long-lived assets downward by $357.2 million through the application of fresh start accounting and (2) lower interest expense as a result of the discharge of $404.8 million of debt upon our emergence from bankruptcy.

We have restated our consolidated balance sheet as of December 31, 2002 and 2003 and our consolidated statements of operations, stockholders' equity and cash flows for the two months ended December 31, 2002, the year ended December 31, 2003 and the first, second and third quarters of 2004. The audited restated amounts for the two months ended December 31, 2002 and the year ended December 31, 2003 are presented in Note 20. The unaudited restated amounts for all quarterly periods are presented in Note 21. We have not restated any periods for the Predecessor Company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Successor Company.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and their related notes included elsewhere in this Annual Report on Form 10-K.

	Predecessor Company			Successor Company
(dollars and shares in thousands, except per share data)	Year Ended December 31, 2000	Year Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
				(Restated)	(Restated)
STATEMENT OF OPERATIONS DATA(1)
Revenues	$159,810	$174,024	$137,435	$27,454	$166,670	$182,865
Direct site operating expenses (excluding impairment losses, depreciation, amortization and accretion expense)	55,435	64,672	46,570	9,028	56,572	57,462
Gross margin	104,375	109,352	90,865	18,426	110,098	125,403
Other expenses:
Selling, general and administrative	54,068	48,034	27,523	4,743	26,914	23,410
State franchise, excise and minimum taxes	1,184	1,877	1,671	330	848	69
Depreciation, amortization and accretion (2)	111,560	118,447	73,508	10,119	47,137	54,288
Non-cash stock based compensation expense	—	—	—	—	1,479	4,235
Impairment loss on assets	—	293,372	5,559	—	—	—
Reorganization costs	—	—	59,124	—	—	—
Unsuccessful debt restructuring costs	—	1,702	—	—	—	—
Total operating expenses	166,812	463,432	167,385	15,192	76,378	82,002
Operating income (loss)	(62,437)	(354,080)	(76,520)	3,234	33,720	43,401
Gain (loss) on extinguishment of debt	—	—	404,838	—	—	(9,018)
Interest expense, net	65,707	88,731	45,720	4,041	20,477	27,529
Income (loss) from continuing operations	(127,732)	(436,068)	288,326	(910)	14,018	6,637
Income (loss) from discontinued operations	3,437	(6,490)	(32,076)	(84)	(131)	111
Net income (loss)	(124,295)	(448,202)	256,172	(996)	13,161	6,872
Income (loss) from continuing operations per share (basic)	$(2.67)	$(9.00)	$5.94	$(0.02)	$0.34	$0.14
Income (loss) from continuing operations per share (diluted)	$(2.67)	$(9.00)	$5.94	$(0.02)	$0.34	$0.13
Net income (loss) per share (basic)	$(2.59)	$(9.25)	$5.27	$(0.02)	$0.32	$0.15
Net income (loss) per share (diluted)	$(2.59)	$(9.25)	$5.27	$(0.02)	$0.32	$0.14
Ordinary cash dividends declared per share	$—	$—	$—	$—	$0.31	$1.40
Special cash distribution declared per share	$—	$—	$—	$—	$3.47	$—
Weighted average shares of Common Stock outstanding (basic)	47,918	48,431	48,573	41,000	41,000	46,831
Weighted average shares of Common Stock outstanding (diluted)	47,918	48,431	48,573	41,000	41,112	49,683

STATEMENT OF CASH FLOWS DATA
Net cash flows provided by operating activities	$15,542	$27,125	$20,869	$7,193	$59,218	$83,546
Net cash flows used in investing activities	(473,730)	(27,184)	(3,920)	(727)	(36,181)	(447,734)
Net cash flows provided by (used in) financing activities	407,692	(31,687)	(22,102)	(9,626)	(17,840)	361,449
Payments made in connection with acquisitions	413,737	20,772	120	—	29,551	366,806
Capital expenditures	59,993	28,787	9,273	762	8,544	9,057

BALANCE SHEET DATA
Cash	$44,233	$13,187	$21,819	$4,350	$9,661	$5,991
Total assets	1,469,607	1,034,333	909,098	528,066	519,967	923,369
Long-term debt	883,792	9,274	6,610	256,107	257,716	698,652
Stockholders' equity	534,103	83,798	354,917	204,330	217,531	153,197

	Predecessor Company			Successor Company
(dollars and shares in thousands, except per share data)	Year Ended December 31, 2000	Year Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
				(Restated)	(Restated)
OTHER DATA
Number of towers and other communication sites (at end of period)	3,967	3,881	3,481	3,480	3,276	4,060
Adjusted EBITDA (3)	$56,017	$(242,786)	$(31,185)	$13,229	$81,625	$102,365
Adjusted FFO (4)	(10,609)	(321,068)	(72,877)	7,999	60,130	71,780

(1)	During the ten months ended October 31, 2002, the two months ended December 31, 2002 and the years ended December 31, 2003 and 2004, we disposed of, or held for disposal by sale, certain non-core assets and under performing sites, which have been accounted for as discontinued operations. Their results for all periods presented are not included in results from continuing operations.

(2)	Depreciation, amortization and accretion expense for the ten months ended October 31, 2002 and two months ended December 31, 2002, are not proportional because the Successor Company's depreciable assets have a lower basis. Following the restructuring transaction, assets were revalued, including all long-lived assets, to their fair market value, thereby lowering the depreciable basis.

(3)	Adjusted EBITDA is a non-GAAP measure. We believe adjusted EBITDA is useful to an investor in evaluating our performance as it is one of the primary measures used by our management team to evaluate our operations, is widely used in the tower industry to measure performance and was used in our credit facility to measure compliance with covenants and we expect it to be used in future credit facilities we may obtain. Adjusted EBITDA consists of net income (loss) before interest, income tax expense (benefit), depreciation, amortization and accretion, gain or loss on extinguishment of debt and non-cash stock based compensation expense. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Adjusted EBITDA" for a more detailed discussion of why we believe it is a useful measure.

(4)	Adjusted Funds From Operations (AFFO) is a non-GAAP measure. AFFO, for our purposes, represents net income (computed in accordance with generally accepted accounting principles or GAAP), excluding depreciation, amortization and accretion on real estate assets, gains (or losses) on the disposition of depreciable real estate assets, gains (or losses) on the extinguishment of debt and non-cash stock based compensation. We believe AFFO is an appropriate measure of the performance of REITs because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Adjusted Funds From Operations" for a more detailed discussion of why we believe it is a useful measure.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward-looking statements which include numerous risks and uncertainties as described in "Cautionary Statement Regarding Forward-Looking Statements" and in "Risk Factors." For purposes of this discussion, "2004" refers to the year ended December 31, 2004 and "2003" refers to the year ended December 31, 2003. The periods presented prior to November 1, 2002 have been designated "Predecessor Company" and the periods starting on November 1, 2002 have been designated "Successor Company."

We have restated our consolidated financial statements contained herein and related financial information as of December 31, 2002 and 2003, for the two months ended December 31, 2002, the year ended December 31, 2003 and for the first, second and third quarters of 2004. The restatement corrects errors relating to (i) the recognition of additional ground lease and other subleased sites' rent expense on a straight-line basis over the initial term of the lease plus the future optional renewal periods where there is reasonable assurance that the lease will be renewed, at the inception of the lease or our assumption of the lease due to our acquisition of the related tower asset and (ii) the amortization period of leasehold improvements (primarily wireless towers) to amortize such improvements over the lesser of the remaining term of the underlying lease or sublease including the renewal periods assumed above or the estimated useful life of the leasehold improvement. See Notes 20 and 21 of our consolidated financial statements included elsewhere in this report.

Executive Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest wireless communications tower owners in the United States, based on the number of towers owned. Our strategy is to grow our Adjusted EBITDA and Adjusted Funds From Operations (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long-term basis, using equity combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy we will seek to increase our dividend per share over time. We paid a dividend of $0.40 per share of our Common Stock for the quarter ended December 31, 2004, which is a 28.0% increase over the dividend we paid for the quarter ended December 31, 2003.

We are organized, and conduct our operations to qualify, as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders and comply with various other requirements. We also have certain subsidiaries that are not qualified REIT subsidiaries and, therefore, their operations will be subject to federal income tax. Since May 12, 2004, we own substantially all of our assets and have conducted substantially all of our operations through an operating partnership, Global Signal OP. Global Signal Inc. is the special limited partner and our wholly owned subsidiary, Global Signal GP, LLC, is the managing general partner of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP, LLC holds 1% of the partnership interests in Global Signal OP. On June 2, 2004, we completed our initial public offering through the issuance of 8,050,000 shares of our Common Stock at $18.00 per share of Common Stock.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of December 31, 2004, we had an aggregate of more than 15,000 leases on our communications sites with over 2,000 customers. The average number of tenants on our owned towers, as of December 31, 2004, was 4.1, which included an average of 1.6 wireless telephony tenants. Our revenues from wireless telephony tenants has increased from 41.0% of revenues for the month of December 2003 to 51.1% of revenues for the month of December 2004.

Over the past few years, new wireless technologies, devices and applications have become more advanced and broadly utilized by wireless subscribers. As new technologies, devices and applications have developed, new networks have been deployed to support the more advanced applications and the growth in the number of wireless subscribers while more mature technologies, such as paging, have experienced shrinking subscriber bases and network contraction. Some of the key indicators that we regularly monitor to evaluate growth trends affecting wireless technology usage are the growth or contraction of a particular technology's wireless subscribers and the usage as measured in minutes of use or network capacity utilization.

The material opportunities, challenges and risks of our business have changed significantly over the past several years. More recently, concurrent with an increased focus on improving network quality, many of our wireless customers have experienced a general improvement in their overall financial condition. This has resulted in an increase in these customers' abilities to invest in their networks and a related increase in our telephony tenant base. During 2003 and 2004, the demand by wireless telephony service providers for our communications sites increased compared to the demand we experienced during 2002 and 2001. Our growth will be primarily affected by the future demand for communications sites by wireless telephony service providers, paging service providers, users of mobile radio services and government agencies. The demand for communications site space by wireless telephony service providers is expected to be driven by growth in their subscribers' and their utilization of wireless telephony services, including utilization of their networks for data services. In addition, demand could also be affected by carrier consolidation, because consolidation could result in duplicative coverage and excess network capacity. On October 26, 2004, Cingular merged with AT&T Wireless, which could adversely impact tenant lease revenues at some of our communications sites. For example, as of December 31, 2004, 102 of our sites are occupied by both Cingular and AT&T Wireless and the combined revenues from AT&T Wireless and Cingular on these sites was approximately $4.4 million during 2004. These tenants may also be located on nearby communications towers owned by our competitors. On November 16, 2004, Arch Wireless merged with Metrocall Holdings, Inc. to form USA Mobility, Inc., our largest customer based on revenues for 2004. Both customers offer paging services throughout the United States and consequently will have duplicate coverage in most markets. In addition, on December 15, 2004, Sprint announced its agreement to merge with Nextel. As of December 31, 2004, 164 of our sites are occupied by both Sprint and Nextel and the combined revenues from Sprint and Nextel on these sites was approximately $7.2 million during 2004. These tenants may also be located on nearby communications towers owned by our competitors. On March 29, 2005, MCI accepted a revised takeover offer from Verizon Communications Inc. As a result of these mergers, network consolidations by these tenants could adversely impact tenant lease revenues at some of our sites. Lastly, the demand for communications site space by government entities will be driven by the agencies' demand for new digital networks and the ability to communicate with other government agencies as well as their ability to gain funding for such networks.

Since our reorganization, we have installed a new management team, reengineered our business processes and reduced our debt. Our debt was reduced primarily as a result of the extinguishment of $404.8 million of indebtedness pursuant to the terms of our reorganization in November 2002. We have subsequently refinanced our balance sheet through a $418.0 million tower asset securitization in February 2004, which has provided us with low-cost fixed-rate debt. Furthermore, we have disposed of certain non-core communications sites and under-performing sites to enhance our operating margins. Our growth opportunities are primarily linked to organic growth on our existing towers and acquiring and developing new towers on which our wireless customers will seek to locate their equipment, thereby growing our overall tenant base. Since December 2003 through December 31, 2004, we acquired 929 wireless communication sites for approximately $385.3 million including fees and expenses. We financed these newly acquired communication sites with a portion of the net proceeds from our initial public offering and our $293.8 million December 2004 mortgage loan.

A key component of our growth strategy is our capital management strategy, which supports the nancing of our tower acquisition strategy. Our capital management strategy is to nance newly acquired assets, on a long-term basis, using additional equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. Prior to financing newly acquired towers using mortgage-backed securities, our strategy is to finance communications sites we acquire on a short-term basis through credit facilities we expect to obtain on terms generally similar to the credit facility we repaid with a portion of the net proceeds from our December 2004 mortgage loan.

Prior to our reorganization we acquired certain non-strategic assets unrelated to our core tower business, which have subsequently been sold, and our former management was unable to efficiently integrate and manage our communications sites. Our current growth strategy, which is in part based on a new site acquisition and development strategy, is significantly different. The primary differences are (1) our strategy to finance our assets using a capital structure which we believe does not rely on growth to reduce leverage and uses low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities combined with proceeds from equity offerings to finance our new tower acquisitions, (2) our strategy to buy core tower assets with in-place telephony, government or investment grade tenants where we believe there is a high likelihood of multiple lease renewals, (3) our stringent underwriting process which is generally designed to allow us to evaluate and price acquisitions based on their current yield and on the asset and tenant attributes and location of the asset and (4) our focus on integrating, maintaining and operating the assets we acquire efficiently and effectively.

The primary factors affecting our determination of the value of a communications site are its location and the immediate area's competitive structures, tenant base, tenant credit quality and zoning restrictions. While we have communication sites located throughout the United States, Canada and the United Kingdom, our communications sites are primarily located in the southeastern and mid-Atlantic regions of the United States. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing surburban communities. We also have a diverse tenant base, which includes government agencies, large and small wireless service providers and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to small independent operations.

Restatement of Previously Issued Financial Statements

We have restated our financial statements as of December 31, 2002 and 2003, for the two months ended December 31, 2002, for the year ended December 31, 2003 and each of the quarters therein, and for the first, second and third quarters of 2004. The restatement corrects errors relating to (i) the recognition of additional ground lease and other subleased sites' rent expense on a straight-line basis over the initial term of the lease or sublease plus the future optional renewal periods where there is reasonable assurance that the lease will be renewed, based on our evaluation at the inception of the lease or our assumption of the lease due to our acquisition of the related tower asset and (ii) the amortization period of leasehold improvements (primarily wireless towers) to amortize such improvements over the lesser of the remaining term of the underlying lease or sublease including the renewal periods assumed above or the estimated useful life of the leasehold improvement. See Notes 20 and 21 to our consolidated financial statements included elsewhere in this report.

During late 2004 and early 2005, many public companies announced their intention to modify their accounting treatment of rent and depreciation expense associated with long-lived assets subject to leases. In response to requests for guidance, the staff of the Office of the Chief Accountant of the SEC issued a statement on February 7, 2005 stating the SEC's views regarding existing accounting literature applicable to leases and leasehold improvements. In light of these developments, we reviewed our practices and made a determination that we should correct our lease-related accounting policies associated with certain of our tower sites on leased land as well as certain sites we lease and sublease to our tenants. The primary effect of this change was to accelerate to earlier periods accrued rent expense and depreciation with respect to certain of our tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported.

Historically, we have calculated straight-line rent expense using the current lease term (typically 5 to 10 years) without regard to renewal options. In addition, we depreciated our wireless towers over a

13 to 16 year useful life without regard to the underlying lease term because of our historical experience in successfully renewing or extending leases prior to expiration. As a result of the correction, we have calculated our straight-line lease expense over the shorter of (i) the contracted term of the lease agreement assuming we exercise all of the renewal options or (ii) the contractual term of the lease agreement through and including the first renewal option period ending after the later of (a) our tenant leases which were in place or which we anticipated to being in place at the date we entered into the lease or acquired the communication site or (b) the depreciable life of the leasehold asset (primarily wireless towers) located on the leased property. The result of the depreciation correction was to shorten the depreciable lives of certain tower assets such that they are depreciated over the lesser of the remaining term of the underlying lease or the estimated useful life of the tower.

The cumulative effect of the restatement for the period affected is as follows:

Effect of Restatement on Previously Reported Net Income (Loss)

	Two Months Ended December 31, 2002	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003	Three Months Ended September 30, 2003	Year Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004
	(dollars in thousands)
Net income (loss) as previously reported	$2,051	$4,430	$5,501	$4,026	$18,036	$(5,537)	$5,067	$6,309
Increase in accrued rent expense	442	648	623	588	2,407	584	534	541
Increase in depreciation, amortization and accretion expense	2,605	823	716	476	2,468	513	464	468
Net income (loss) restated	$(996)	$2,959	$4,162	$2,962	$13,161	$(6,634)	$4,069	$5,300

The results of our review did not impact historical or future cash flows provided by operating activities, the timing or amount of payments under the related leases, or compliance with any financial ratio covenants under our credit facility or other financial covenants under our mortgage loans.

We have not restated any periods for the Predecessor Company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Successor Company. See Notes 20 and 21 to our consolidated financial statements included elsewhere in this report.

Revenues

We generate substantially all of our revenues from leasing space on communications sites to various tenants including wireless service providers, government agencies, operators of private networks and broadcasters. Factors affecting our revenues include the rate at which our customers deploy capital to enhance and expand their networks, the rate at which customers rationalize their networks, the renewal rates of our tenants and fixed-price annual escalation clauses in our contracts that allow us to increase our tenants' rental rates over time.

For the year ended December 31, 2004, 82% and 92% of our revenues and gross margin, respectively, were generated from our owned communication sites, while 18% and 8% of our revenues and gross margin, respectively, were generated from our managed communication sites. For the year ended December 31, 2003, 79% and 89% of our revenues and gross margin, respectively, were generated from our owned communication sites, while 21% and 11% of our revenues and gross margin, respectively, were generated from our managed communication sites. Typically, our tenant lease agreements are specific to a site, are for terms of one to ten years and are renewable for multiple pre-determined periods at the option of the tenant. Rents under the tenant leases are generally due to us on a monthly basis, and revenues from each agreement are recognized monthly. These agreements typically contain fixed-price annual escalation clauses. However rental revenues are recognized in our financial statements on a straight-line basis over the contractual term of the agreements excluding customer renewal options.

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, and radio and television broadcast. For the months of December 2001, 2002, 2003, and 2004 our revenue mix for the primary technology categories was as follows:

Revenues Percentage by Tenant Technology Type

	Percent of Revenues for the Month of December
Tenant Technology Type	2001	2002	2003	2004
Telephony (PCS, Cellular, ESMR)	32.2%	37.0%	41.0%	51.1%
Mobile radio	30.9	28.5	25.5	21.9
Paging	25.3	22.4	21.5	17.8
Broadcast	6.1	7.0	7.1	6.5
Wireless data and other	5.5	5.1	4.9	2.7
Total	100.0%	100.0%	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not own the land at our site), utilities, property and ad valorem taxes, insurance and site maintenance costs. Many of our ground lease agreements contain escalation clauses which are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For ground leases with escalation clauses based on a fixed percentage rate, ground rental expenses are recognized in our financial statements on a straight-line basis over the shorter of (i) the contractual term of the ground lease agreement assuming we exercise all renewal options or (ii) the first renewal option period ending after the later of (a) our tenant leases which were in place or which we anticipated being in place at the date we entered in to the ground lease or acquired the communication site or (b) the depreciable life of the assets located on the leased property.

Other shared costs such as property management, site operations and contract administration are included in selling, general and administrative as described below. Because the costs of operating an owned site generally do not increase significantly as we add additional tenants, new lease revenues from additional tenants to a particular site provide high incremental gross margin for that site. Similarly, the loss of any tenant on an owned site does not significantly reduce the costs associated with operating that site; and as a result, the lost lease revenues will reduce cash flows and gross margin from that site. Fluctuations in our gross margins on owned sites are directly related to changes in our tenant lease revenues. For managed sites, we typically pay the site owner either a fixed rental payment, a percentage of revenues or a combination of a fixed rental payment plus a percentage of revenues. In instances where we pay the landlord a percentage of revenues, changes in revenues result in an increase or decrease, as applicable, in our communications site operating expenses.

Selling, general and administrative expenses consist of five major components (1) sales, marketing and collocations; (2) property management and site operations; (3) contracts administration; (4) business development including acquisitions and new builds and (5) administrative support including legal, human resources, finance, accounting and information technology.

Acquisitions and Dispositions of Communications Sites

Our financial results are also impacted by the timing, size and number of acquisitions and dispositions we complete in a period. Our number of active communications sites decreased from

3,881 at December 31, 2001 to 3,276 at December 31, 2003 and increased to 4,060 at December 31, 2004. In addition, we routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. During 2002, our dispositions principally related to our sale of 266 non-core microwave sites. During 2003 and 2004, we disposed of 134 and 81 under-performing sites, respectively, primarily consisting of managed sites, and as of December 31, 2004, we had 45 other sites held for sale.

During 2001, we reclassified our portfolio of five wireline telephony collocation facilities to assets held for sale. Three were sold in 2001 and two were sold in the ten months ended October 31, 2002. These facilities contributed $6.4 million and $1.1 million to revenues during 2001 and the ten months ended October 31, 2002 for the Predecessor Company, respectively, prior to the sale of the last facility in October 2002. These dispositions are not classified in "discontinued operations" as they did not meet the required segment criteria in 2001 and this was prior to our adoption of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets."

In 2002, we sold other assets including certain rental buildings, two wholly owned subsidiaries and a portfolio of microwave tower sites. The results of operations for these assets have been reclassified to discontinued operations under SFAS No. 144 which became effective January 1, 2002. In addition, the under-performing sites we disposed of in 2002 that were not previously held for sale were also reclassified as discontinued operations.

On September 23, 2003, a majority of our stockholders formed a new company, Pinnacle Towers Acquisition Holdings LLC ("Pinnacle Acquisition"), then known as Pinnacle Towers Acquisition Inc. This entity had no operations until December 4, 2003, when its subsidiary, Pinnacle Towers Acquisition LLC, acquired, from TowerCom Enterprises, L.L.C. and its affiliates, a portfolio of 67 towers which are primarily located in Florida, Georgia, Alabama and Mississippi and are generally less than five years old. The purchase price was $27.3 million, including fees and expenses, and Pinnacle Acquisition accounted for the purchase using purchase accounting. Pinnacle Acquisition was initially funded through a $100.0 million acquisition credit facility, provided by Morgan Stanley, which was increased to $200.0 million on February 6, 2004 and to $250.0 million on October 15, 2004. In addition, on February 6, 2004, we exercised our option to acquire all the outstanding common stock of Pinnacle Acquisition, and Pinnacle Acquisition became our wholly owned subsidiary. We acquired the common stock of Pinnacle Acquisition for approximately $21,000. Global Signal and Pinnacle Acquisition had 99% common controlling stockholders. Since our acquisition of Pinnacle Acquisition was a business combination among "entities under common control," we have accounted for it in a manner similar to a pooling of interests. As a result, we have included the financial statements of Pinnacle Acquisition in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, beginning September 23, 2003.

During 2004, we acquired 862 communications sites from 48 sellers unrelated to us. Prior to December 7, 2004, the acquisitions were funded through borrowings under our credit facility and a portion of the net proceeds from our initial public offering. After December 7, 2004, the date of our December 2004 mortgage loan, the acquisitions were funded with cash from the site acquisition reserve account established as part of the December 2004 mortgage loan. Some of the more significant acquisitions we completed during 2004 were as follows.

Seller	Acquisition Closing Dates	No. of Acquired Communication Sites	Purchase Price, including Fees & Expenses ($ million)	% of Revenue From Investment Grade or Wireless Telephony Tenants(1)	Primary Site Locations
Towers of Texas Inc.	December 2004	47	$25.5	99.5%	Texas
Didicom Towers, Inc.	December 2004	95	26.7	93.3	Arkansas, Missouri and Oklahoma
GoldenState Towers, LLC(2)	November 2004	214	64.5	98.2	California, Oregon, Idaho, Washington, Nevada and Arizona
Lattice Communications, LLC	October through December 2004	225	110.9	89.3	Indiana, Ohio, Alabama, Kansas and Georgia
Tower Ventures III LLC(2)	June 2004	97	53.0	99.6	Tennessee, Mississippi, Missouri and Arkansas

(1)	As of the time of acquisition.

(2)	Acquisition of the membership interests of the named entity, which owned the towers.

Reorganization

Prior to our reorganization, we funded our operations through bank credit facilities and issuances of debt and equity securities. Prior to our emergence from bankruptcy, we were unable to meet our financial obligations due primarily to (1) our highly leveraged capital structure, (2) the non-strategic acquisition of assets we have subsequently disposed of that were unrelated to our core tower business and (3) the inability of our former management to efficiently integrate and manage our communications sites. In addition, to a lesser extent, we were unable to meet our financial obligations due to the reduced amount of capital spending by wireless carriers on their networks in 2001 and 2002. On May 21, 2002, Global Signal, then known as Pinnacle Holdings Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On October 9, 2002, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan Of Reorganization dated September 23, 2002 (the "Prearranged Plan"), which became effective on November 1, 2002.

Under the Prearranged Plan, Fortress and Greenhill purchased 22,526,598 shares of our Common Stock for an aggregate purchase price of $112.6 million and elected to receive an additional 9,040,166 shares of Common Stock in lieu of $45.2 million of cash for the 10% Senior Notes due 2008, they held making their total investment in us in connection with the reorganization $157.8 million. Other senior noteholders entitled to receive $47.2 million of cash elected to receive 9,433,236 shares of Common Stock in lieu of cash, making the total equity investment $205.0 million. In December 2002, Fortress purchased 1,440,000 shares of our Common Stock from Abrams Capital Partners I, L.P., Abrams Capital Partners II, L.P., and Whitecrest Partners, L.P., affiliates of Abrams Capital LLC, our third largest stockholder for an aggregate purchase price of approximately $7.3 million. On February 5, 2004, Fortress and Greenhill's total investment was reduced by $113.8 million to $51.3 million (including the amount invested in connection with the purchase of shares from Abrams Capital, LLC and certain of its affiliates) as a result of our special distribution which represented a return of capital. In April 2004, Fortress exercised its warrants for 418,050 shares at an aggregate exercise price of $3.6 million. On December 22, 2004, Greenhill increased their holding of our Common Stock through the exercise of 32,200 options. Since our reorganization, Fortress and Greenhill have received distributions representing a return of capital totaling $156.6 million comprising of a special distribution on February 5, 2004, and returns of capital related to their portion of our December 2003, and our March, June, September and December 2004 ordinary dividends to the extent the dividends exceeded accumulated earnings. As of March 22, 2005, Fortress' and Greenhill's investment in us, after considering our special distribution to them and the portion of our dividends that represent a return of their invested capital, was $12.7 million.

Under the Prearranged Plan, we satisfied $325.0 million of indebtedness related to our Senior Notes for $21.6 million and 18,473,402 shares of our Common Stock valued at $92.4 million, and satisfied $187.5 million of indebtedness related to our 5.5% Convertible Notes due 2007 for $1.0 million and warrants to purchase 820,000 shares of our Common Stock. In total, $404.8 million, including $7.3 million of accrued interest, was discharged under the reorganization. Under the Prearranged Plan, our then existing senior credit facility lenders were paid approximately $93.0 million in cash, with the balance of the full amount owed to them incorporated into an amended and restated credit facility comprising a three-year secured term loan of $275.0 million. In addition, certain of these lenders provided a secured revolving credit facility of $30.0 million. We refer to the term loan and revolving credit facility, collectively, as our old credit facility. On February 5, 2004, the old credit facility was paid in full and terminated.

Our emergence from bankruptcy and adoption of fresh start accounting resulted in the extinguishment of $404.8 million of indebtedness and significantly reduced our interest expense and depreciation and amortization expense. In addition to our reorganization, we have taken a number of other measures to minimize potential net losses in the future, including the sale of non-performing communications sites, the reduction of overhead and capital expenditures and the installation of a new management team.

2000/2001 Securities and Exchange Commission Investigation

In August 2000, we became the subject of an investigation by the SEC. On December 6, 2001, we entered into a settlement with the SEC relating to our original accounting for the August 1999 acquisition of certain communications sites from Motorola, Inc. We restated our financial statements to change our accounting for that transaction in filings made with the SEC in April and May 2001. In the settlement, we consented, without admitting or denying the SEC's findings, to the SEC's entry of an administrative order that we cease and desist from committing or causing violations of the reporting, books and records and internal control provisions of the federal securities laws. The SEC's order does not claim any violation of the antifraud provisions of the federal securities laws, nor does it assess a monetary penalty or fine against us. As previously disclosed, we cooperated fully with the SEC in its inquiry.

Basis of Accounting

In the following discussion, we refer to ourselves in the periods prior to our emergence from Chapter 11 as "Predecessor Company" and in the periods subsequent to the date of our emergence from bankruptcy as "Successor Company." The following is a discussion of our financial condition and results of operations for the ten months ended October 31, 2002, for the Predecessor Company, and the two months ended December 31, 2002 and the years ended December 31, 2003 and 2004 for the Successor Company. We refer to the years ended December 31, 2003 and 2004 as 2003 and 2004 respectively. The discussion should be read in conjunction with our financial statements included elsewhere in this Annual Report on Form 10-K.

As a result of the adoption of fresh start accounting as of November 1, 2002, our financial statements after that date are not comparable to our financial statements for prior periods because of the differences in the basis of accounting and the different debt and equity structures for the Predecessor Company and the Successor Company. The more significant effects of the differences in the basis of accounting on the Successor Company's financial statements are lower depreciation and amortization expense as a result of the revaluation of our long-lived assets downward by $357.2 million through the application of fresh start accounting, and lower interest expense as a result of the discharge of $404.8 million of debt upon our emergence from bankruptcy. In addition, as required under fresh start accounting, we early adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" at that time.

Financial Developments

The following are certain changes in our financial results which have occurred or we expected to occur in 2005 and beyond, as compared to our 2004 results. On February 14, 2005, we, Sprint, and the Sprint Contributors entered into the Agreement to Lease. In addition, we entered into several financing transactions in connection therewith. For a full description of the Sprint Transaction and the financing transactions, see "Item 1—Business—Sprint Transaction."

As a new public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. In particular, we expect to incur significant incremental expenses associated with Sarbanes-Oxley Section 404 compliance documentation and remediation. In addition, as a New York Stock Exchange-listed company, we were required to establish an internal audit function and did so, on an outsourced basis, in October 2004. As a result we will incur additional cost associated with this function. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

Since 2003 we have become a more acquisition-focused company. As we evaluate towers for potential acquisition, we incur costs for various third parties' assistance, including in connection with due diligence, negotiation and structuring of these acquisitions. These costs are capitalized once the acquisition is deemed probable. If an acquisition is abandoned, these costs will be expensed. If the acquisition is consummated, these costs will be capitalized as a part of the total purchase price.

Although we have not yet analyzed the impact, the new accounting requirements for stock options and other stock-based compensation will require us to recognize expense whereas generally we have not been required to do so in the past.

Results of Operations

Comparison of 2003 (as Restated) to 2004

The following table sets forth, for the periods indicated, each statement of operations item and such item as a percentage of revenues. We have restated our financial statements for the year ended December 31, 2003. See Notes 20 and 21 to our consolidated financial statements included elsewhere in this report. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included herein.

	Year Ended December 31,
(dollars in thousands)	2003	%	2004	%	Var	%
	(Restated)
Revenues	$166,670	100.0%	$182,865	100.0%	$16,195	9.7%
Direct site operating expenses (excluding depreciation, amortization and accretion)	56,572	33.9	57,462	31.4	890	1.6
Gross margin	110,098	66.1	125,403	68.6	15,305	13.9
Other expense:
Selling, general and administrative (excluding non-cash stock-based compensation expense)	26,914	16.1	23,410	12.8	(3,504)	(13.0)
State franchise, excise and minimum taxes	848	0.5	69	0.0	(779)	(91.9)
Depreciation, amortization and accretion	47,137	28.3	54,288	29.7	7,151	15.2
Non-cash stock-based compensation expense	1,479	0.9	4,235	2.3	2,756	1.8
	76,378	45.8	82,002	44.8	5,624	7.4
Operating income	33,720	20.2	43,401	23.7	9,681	28.7
Interest expense, net	20,477	12.3	27,529	15.1	7,052	34.4
Loss on early extinguishment of debt	—	0.0	9,018	4.9	9,018	0.0
Other expense (income)	(110)	(0.1)	(124)	(0.1)	(14)	12.7
Income (loss) from continuing operations before income tax benefit (expense)	13,353	8.0	6,978	3.8	(6,375)	(47.7)
Income tax benefit (expense)	665	0.4	(341)	(0.2)	(1,006)	(151.3)
Income (loss) from continuing operations	14,018	8.4	6,637	3.6	(7,381)	(52.7)
Income (loss) from discontinued operations	(131)	(0.1)	111	0.1	242	(184.7)
Income (loss) before gain (loss) on sale of properties	13,887	8.3	6,748	3.7	(7,139)	(51.4)
Gain (loss) on sale of properties	(726)	(0.4)	124	0.1	850	(117.1)
Net income (loss)	$13,161	7.9%	$6,872	3.8%	$(6,289)	(47.8)%

Revenues

Our revenues increased $16.2 million or 9.7%, primarily as a result of approximately $11.1 million in revenues from our acquisition of 929 communications sites during the period from December 1, 2003 through December 31, 2004, and from internal growth. Our internal revenue growth of 3.1% was primarily driven by growth in our revenues generated from telephony customers of 13.5%, which was in part offset by a decline in our revenues generated by our non-telephony tenants.

For 2004, USA Mobility, our largest customer, accounted for 15.0% of our revenues. One of our primary master tenant leases with USA Mobility, the Arch Lease, expires in May 2005. The Arch Lease allows Arch Wireless, one of the two companies that merged to form USA Mobility, to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. The number of sites that Arch Wireless currently occupies is significantly less than the maximum number of sites allowable under the current contract for the fixed minimum rate. Consequently, we believe that it is likely that the Arch Lease will be renewed on terms and rates that are significantly less favorable to us than those currently in place.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion)

Our direct site operating expenses increased $0.9 million primarily due to increased tower cost associated with the 929 wireless communications sites we have acquired during the period from December 1, 2003 through December 31, 2004. These additional costs from the acquired communications towers were partially offset by decreases in maintenance expenses at our existing communications sites. As a percentage of revenues, our direct site operating expenses decreased to 31.4% of revenues for 2004 from 33.9% of revenues for 2003.

Selling, general and administrative (excluding non-cash stock-based compensation)

Our selling, general and administrative expenses decrease of $3.5 million was primarily attributable to a $0.9 million decline in legal and professional fees, a $1.5 million decline in monitoring fees paid to Fortress and Greenhill, as the monitoring agreement was terminated effective March 2004, and a decline in personnel related costs. As a percentage of revenues, our selling, general and administrative expenses declined to 12.8% of revenues for 2004 from 16.1% of revenues for 2003.

State franchise, excise and minimum taxes

Our state franchise, excise and minimum taxes decreased to $0.1 million in 2004 from $0.8 million in 2003 primarily as a result of a reversal of various tax reserves related to contingencies which are no longer probable.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion of $7.2 million for 2004 compared to 2003 was primarily due to the acquisition of 929 communications sites during the period from December 1, 2003 through December 31, 2004.

Non-cash stock-based compensation expense

Our non-cash stock based compensation expense increased to $4.2 million in 2004 from $1.5 million in 2003. In August 2003, our board of directors awarded options to purchase shares of our Common Stock to an employee of Fortress Capital Finance LLC, who provided financial advisory services to us. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified. As a result of the services provided before the termination, the termination of this individual's agreement and the resulting modification, we recorded a total expense of $2.6 million in 2004 related to these stock options which concludes all charges to be recognized related to this agreement. During 2003, we recognized $1.5 million in non-cash stock-based compensation related to this agreement. In addition, during 2004, we recognized $0.4 million in stock-based compensation related to 20,000 fully-vested, unrestricted shares of Common Stock issued to our four independent directors upon consummation of our initial public offering and $1.3 million related to options granted to an executive which were granted at an exercise price less than the market value of the stock on the grant date.

Interest expense, net

Our net interest expense increase of $7.1 million is related to the increase in the amount of debt in our capital structure resulting from (i) the February 5, 2004 mortgage loan transaction, which included the repayment of our old credit facility and borrowing $418.0 million under the February 2004 mortgage loan and (ii) borrowings related to the acquisition of wireless communication sites during 2004.

Loss on early extinguishment of debt

On February 5, 2004, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan, the February 2004 mortgage loan, made payable to a newly formed trust. A portion of the net proceeds was used to repay outstanding borrowings under our old credit facility, and as a result of this repayment, this facility was terminated and $8.4 million of unamortized deferred financing costs related to the old credit facility were expensed. On December 7, 2004, we borrowed $293.8 million under a second mortgage loan to finance newly acquired wireless communication sites. A portion of the net proceeds was used to repay outstanding borrowings under our credit facility, and as a result of this repayment, this facility was terminated and $0.6 million of unamortized deferred financing costs related to the credit facility were expensed.

Income tax expense

Our income tax expense in 2004 of $0.3 million primarily relates to changes in estimates of our 2003 tax expense, recorded in 2004 when known. During 2003, we had an income tax benefit of $0.7 million resulting primarily from other changes in estimates of tax expense.

Comparison of the ten months ended October 31, 2002, and the two months ended December 31, 2002 to 2003 (as restated)

Our results before November 1, 2002 are not generally comparable to the results of operations after that date due to the effects of fresh start accounting and our reorganization. We have restated our financial statements for the two months ended December 31, 2002 and the year ended December 31, 2003. We have not restated any period for the Predecessor Company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Successor Company. See Notes 20 and 21 to our consolidated financial statements included elsewhere in this report.

The following presents an overview of our results of operations for 2003, the ten months ended October 31, 2002 and the two months ended December 31, 2002.

	Predecessor Company		Successor Company
	Ten Months Ended October 31, 2002		Two Months Ended December 31, 2002		Year Ended December 31, 2003
(dollars in thousands)	$	% of Revenues	$	% of Revenues	$	% of Revenues
			(Restated)		(Restated)
Revenues	$137,435	100.0%	$27,454	100.0%	$166,670	100.0%
Direct site operating expenses (excluding impairment losses, depreciation, amortization and accretion)	46,570	33.9	9,028	32.9	56,572	33.9
Gross margin	90,865	66.1	18,426	67.1	110,098	66.1
Other expenses:
Selling, general and administrative (excluding $0, $0, and $1,479 of non-cash stock-based compensation, respectively)	27,523	20.0	4,743	17.3	26,914	16.1
State franchise, excise and minimum taxes	1,671	1.2	330	1.2	848	0.5
Depreciation, amortization and accretion	73,508	53.5	10,119	36.9	47,137	28.3
Non-cash stock based compensation expense	—	0.0	—	0.0	1,479	0.9
Impairment loss on assets held for sale	1,018	0.7	—	0.0	—	0.0
Impairment loss on assets held for use	4,541	3.3	—	0.0	—	0.0
Reorganization expenses	59,124	43.0	—	0.0	—	0.0
	167,385	121.8	15,192	55.3	76,378	45.8
Operating income (loss)	(76,520)	(55.7)	3,234	11.8	33,720	20.2
Interest expense, net	45,720	33.3	4,041	14.7	20,477	12.3
Gain on extinguishment of debt	(404,838)	(294.6)	—	0.0	—	0.0
Other loss (income)	(533)	(0.4)	84	0.3	(110)	(0.1)
Income from continuing operations before income tax benefit (expense)	283,131	206.0	(891)	(3.2)	13,353	8.0
Income tax benefit (expense)	5,195	3.8	(19)	(0.1)	665	0.4
Income from continuing operations	288,326	209.8	(910)	(3.3)	14,018	8.4
Loss from discontinued operations	(32,076)	(23.3)	(84)	(0.3)	(131)	(0.1)
Income before loss on disposal of properties	256,250	186.5	(994)	(3.6)	13,887	8.3
Loss on disposal of properties	(78)	(0.1)	(2)	0.0	(726)	(0.4)
Net income	$256,172	186.4%	$(996)	(3.6)%	$13,161	7.9%

Revenues

Our average monthly revenue during 2003 and 2002 remained relatively constant. Our mix of revenues from wireless telephony customers increased to 41.1% of revenues for the month of December 2003, from 37.0% of revenues for the month of December 2002.

In 2003, our largest customer, USA Mobility, a paging service provider, accounted for 16.2% of our revenues. For the ten months ended October 31, 2002, USA Mobility accounted for 16.2% of our revenues and for the two months ended December 31, 2002, USA Mobility accounted for 16.5% of our revenues. Arch Wireless, one of the two companies that merged to form USA Mobility reorganized under Chapter 11 in late 2001 and exited bankruptcy in May 2002. In connection with Arch Wireless' exit from bankruptcy we entered into a new three-year master lease agreement requiring Arch Wireless to make fixed minimum payments to us each month, which allows Arch Wireless to locate up to a fixed number of transmitters on any of our sites. Under this agreement, the monthly revenues we earned from Arch Wireless decreased by approximately 21.2% from that which we earned under our prior agreement with Arch Wireless prior to its emergence from bankruptcy. The number of sites that Arch Wireless currently occupies is significantly less than the maximum number of sites allowable under the current contract for the fixed minimum rate. Consequently, we believe that it is likely that the Arch Lease will be renewed on terms and rates that are significantly less favorable to us than those currently in place.

Expenses

Direct site operating expenses (excluding impairment losses, depreciation, amortization and accretion)

Our direct site operating expenses as a percentage of revenues in 2003 were consistent with our direct operating expenses as a percentage of revenue for the ten months ended October 31, 2002. Our direct operating expenses in the two months ended December 31, 2002 as a percentage of revenues were 1.0% of revenues lower than our direct operating expense in the ten months ended October 31, 2002 and 2003 primarily as a result of lower utility costs.

Selling, general and administrative (excluding non-cash stock-based compensation)

The decrease in selling, general and administrative expenses as a percentage of revenues in 2003 was primarily attributable to declines in (1) salaries and salary related expenses due to the effects of workforce reductions, (2) professional fees, (3) bad debt expense, (4) aborted construction expenses and (5) insurance expense related specifically to the cost of directors and officers insurance expense incurred during the ten months ended October 31, 2002. The overall decrease was offset by an increase in (1) temporary help and professional services related to special projects geared toward improving internal processes and our document data base library, (2) severance and relocation expenses related to our installation of a new management team and (3) management fees paid to our principal stockholders beginning November 1, 2002.

State franchise, excise and minimum taxes

The decrease in state franchise, excise and minimum taxes as a percentage of revenues in 2003 was a result of recharacterizing certain subsidiaries as qualified REIT subsidiaries, divesting a taxable REIT subsidiary and reorganizing the overall operations to more effectively minimize state franchise and income taxes as well as an adjustment of our prior year estimated taxes. These taxes are calculated using various methods including an apportionment based on our property within a given state, or our capital structure or based upon a minimum tax in lieu of income taxes.

Depreciation, amortization and accretion

The decrease in depreciation, amortization and accretion as a percentage of revenues during 2003 as compared to the ten months ended October 31, 2002 was primarily due to the adoption of fresh start accounting, which reduced the depreciable basis of long-lived assets by $357.2 million, resulting in decreases in depreciation expense, offset by an increase in accretion of our asset retirement obligation. The decrease in depreciation expense as a percentage of revenues during 2003 compared to the two months ended December 31, 2002 was primarily as a result of depreciation of tower assets on ground leases and other subleased sites, having a month-to-month term being fully depreciated in one month.

Non-cash stock based compensation expense

In August 2003, our board of directors awarded options to purchase shares of our Common Stock to an employee of Fortress Capital Finance LLC, who provided financial advisory services to us.

These options originally vested at various times over a three-year period, the period during which this individual was expected to perform services. During 2003, we recorded an expense of $1.5 million related to these options based on the estimated market value of our stock at December 31, 2003. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified.

Impairment loss on assets held for sale

During the ten months ended October 31, 2002, we recorded an additional impairment loss of $1.0 million on a collocation facility reclassified as held for sale in 2001, based on a decrease in the net proceeds we expected to receive. The facility was sold in 2002.

Impairment loss on assets held for use

During the ten months ended October 31, 2002, we identified specific sites with impairment indicators and recorded an impairment loss of $4.5 million.

Reorganization expenses

As a result of our reorganization, we incurred $59.1 million in nonrecurring expenses related to our reorganization and the related bankruptcy filing during the ten months ended October 31, 2002. These expenses include the acceleration of the accretion of the original issue discount of $23.1 million on our 10% Senior Notes due 2008 and the write-off of $9.1 million of deferred debt issuance expenses on our Senior Notes and our 51/2% Convertible Notes due 2007. Also included in these nonrecurring expenses are $26.9 million of additional legal fees, consultant fees, the reimbursement of due diligence fees and employee retention plan expenses. Our reorganization was completed as of November 1, 2002; therefore, no reorganization expenses were incurred in the two months ended December 31, 2002 or the year ended December 31, 2003.

Interest expense, net

As a percentage of revenue, interest expense, net, for the two months ended December 31, 2002 and the ten months ended October 31, 2002 were 14.7% and 33.3%, respectively. This decline was primarily the result of changes to our debt structure because of our Chapter 11 bankruptcy filing on May 21, 2002 and ultimate emergence on November 1, 2002. Included in the decrease was (1) a decline in interest on the Convertible Notes which stopped accruing interest upon our bankruptcy filing, (2) a decrease in interest on the old credit facility as a result of a significant decrease in the principal balance and drop in the LIBOR rate and (3) a decline in the amortization of original issue discount on the Senior Notes and amortization of deferred debt issuance expenses on the Senior Notes and Convertible Notes, both of which stopped amortizing upon our bankruptcy filing. The Senior Notes and Convertible Notes were discharged on November 1, 2002 upon our emergence from Chapter 11. As a percentage of revenues, interest expense in 2003 and the two months ended December 31, 2002 was 12.3% and 14.7%, respectively. This decrease in interest expense as a percentage of revenues during 2003 is a result of our repayment from operating cash flow of a portion of the outstanding debt under our old credit facility and a drop in LIBOR rates.

Gain on extinguishment of debt

The $404.8 million gain on extinguishment of debt recorded during the ten months ended October 31, 2002 was the result of our reorganization. In connection with our emergence from Chapter 11, we satisfied $519.8 million in debt for payments totaling $115.0 million. Debt discharged during the bankruptcy included $211.0 million of our Senior Notes, $186.5 million of our Convertible Notes and $7.3 million of related accrued interest. There was no gain on the extinguishment of debt for the two months ended December 31, 2002 or the year ended December 31, 2003.

Income tax benefit (expense)

We are organized as a REIT for federal income tax purposes and accordingly only provide for income taxes based on the operating results of our taxable REIT subsidiaries. The decline in tax benefit is primarily attributable to our corporate restructuring activities in the ten months ended October 31, 2002. A large part of our deferred tax assets relating to net operating losses was eliminated under the provisions of fresh start accounting and SFAS No. 109, Accounting for Income Taxes.

Loss from discontinued operations

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, we classified certain sites as discontinued operations based on when the asset met the "held for sale" criteria or was actually disposed. For the periods presented, our discontinued operations primarily include two wholly owned subsidiaries, a portfolio of microwave sites and certain non-core under-performing sites. The operations related to each of these assets were sold or liquidated by December 31, 2003 except for 69 under-performing sites that were held for disposal by sale. With respect to our discontinued operations, for the ten months ended October 31, 2002, we recorded an impairment charge of $31.4 million compared to no impairment charge for the two months ended December 31, 2002 and a $0.4 million impairment charge for 2003.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, tower acquisitions, construction costs for occasional new tower builds and tower augmentations, other capital expenditures and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash generated from operating activities, cash generated from equity offerings, cash in the December 2004 mortgage loan site acquisition reserve account described below, borrowings under the Revolving Credit Agreement and from additional mortgage loans and credit facilities we may obtain, including the bridge financing described below. However, there can be no assurance that we will be successful in raising additional equity or that we will be able to obtain additional mortgage loans or credit facilities, including the bridge financing described below. To the extent we are unsuccessful in raising additional capital, obtaining mortgage loans and additional credit facilities, we may need to curtail our investments in acquisitions (including the Sprint Transaction) and new tower builds, or reduce the current level of our dividend.

On February 14, 2005, we, Sprint Corporation ("Sprint") and certain Sprint subsidiaries (the "Sprint Contributors") entered into an agreement to contribute, lease and sublease (the "Agreement to Lease). Under the Agreement to Lease, we have agreed to lease or, if certain consents have not been obtained, operate for a period of 32 years over 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from one or more newly formed special purpose entities of Sprint (collectively, the Sprint TowerCo"), under one or more master leases for which we agreed to pay an upfront payment of approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). At the closing of the Sprint Transaction, we will also enter into a master lease agreement ("Master Lease"), which will expire in 2037. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, the Lessee will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion, subject to adjustment, including based on a final appraisal of the Sprint Towers to be completed prior to closing. The closing of the Sprint Transaction is expected to occur toward the end of the second quarter of 2005. On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement (the "Investment Agreement") with (a) Fortress Investment Fund II LLC, a Delaware limited liability company ("Fortress"), an affiliate of our largest stockholder, Fortress Investment Holdings LLC; (b) Abrams Capital Partners II, L.P., a Delaware limited partnership, Abrams Capital Partners I, L.P., a Delaware limited partnership, Whitecrest Partners, L.P., a Delaware limited partnership, Abrams Capital International, LTD, a Cayman Island limited liability company and Riva Capital Partners, L.P., a Delaware limited partnership (collectively, "Abrams"), affiliates of our third largest stockholder Abrams Capital, LLC; and (c) Greenhill Capital Partners, L.P., a Delaware limited partnership, Greenhill Capital Partners (Executive), L.P., a Delaware limited partnership, Greenhill Capital, L.P., a

Delaware limited partnership, Greenhill Capital Partners (Cayman), L.P., a Cayman Islands limited partnership, Greenhill Capital Partners (Employees) II, L.P., a Delaware limited partnership (collectively, "Greenhill", and together with Fortress and Abrams, the "Investors", and each individually, an "Investor"), our second largest stockholder and certain of its affiliates.

Under the Investment Agreement, the Investors committed to purchase, severally and not jointly, at the closing of the Sprint Transaction, up to $500.0 million of our Common Stock, at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors will automatically be reduced by (1) the amount of net proceeds received by us pursuant to any offering of our equity securities prior such date prior to the closing of the Sprint Transaction, and (2) the amount of any borrowings in excess of $750.0 million outstanding at the closing of the Sprint Transaction under any credit facility or similar agreements provided to us in connection with the Sprint Transaction, provided that the Investors aggregate commitment will not be reduced below $250.0 million. Pursuant to the terms of the Investment Agreement, each of Fortress, Abrams and Greenhill shall purchase such number of shares of Common Stock equal to 48%, 32% and 20%, respectively, of the total number of shares of Common Stock to be purchased under the Investment Agreement. The purchase of the shares by the Investors is conditioned upon the occurrence of the closing of the Sprint Transaction, and will close simultaneously with the Sprint Transaction. In the event an Investor fails to purchase the shares of Common Stock it is obligated to purchase, the other Investors have the right, but not the obligation, to purchase such shares. This issuance of these securities will be made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. If we do not complete an offering of our equity securities prior to the closing of the Sprint Transaction, under an Option Agreement with us, the Investors will issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of Common Stock, at a price of $26.50 per share having a value equal to the difference between the total consideration paid by the Investors for the Common Stock at the closing of the Sprint Transaction and $250.0 million. The option would be immediately vested upon issuance at the closing and would expire six months and one day after the closing of the Sprint Transaction. The option will be non-transferable. If we were to exercise the option, we would purchase shares from each Investor in proportion to that Investor's participation in the Investment Agreement set forth above. In the event that we complete an offering of our equity securities prior to the closing of the Sprint Transaction, no option would be issued by the Investors.

On February 8, 2005, we received a letter from Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC setting forth the terms on which they would provide bridge financing of approximately $750.0 million us for use in funding the Sprint Transaction. On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC which increased the amount of bridge financing up to $850.0 million. The borrower is expected to be one or more newly created entities, under our direct control, that will own a 100% of our interest in the Sprint Towers. The loan is expected to be secured by, among other things, the ownership interests in the borrower, borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan is expected to have a term of 12 months after the closing and subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan is expected to bear interest at 30-day LIBOR plus either 1.5% or 1.75% per annum, depending on cash flows related to the Sprint Towers. In either case, the rate is expected to increase by 0.25% upon the first extension and 0.50% upon the second, if such extension options are exercised. The loan is expected to require an origination fee of 0.375% of $775.0 million of the loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we expect to be required under the facility to pay an exit fee under certain circumstances. The loan is expected to contain customary conditions precedent to closing including no material adverse change, and customary events of default including, bankruptcy of the borrower or us, change of control or cross default to our other indebtedness.

In addition, the executed term sheet provided for a loan advance of $75.0 million prior to the closing of the bridge financing. Of this advance, $50.0 million would be used to repay a $50.0 million term loan under the Revolving Credit Agreement discussed below, and the remainder $25.0 million is expected to be used to finance fees and expenses associated with the Sprint Transaction. The loan advance would have to be repaid by the earlier of (i) August 14, 2005, (ii) the date on which we receive a refund of the $50.0 million deposit under the Agreement to Lease or (iii) the consummation of the acquisition of the Sprint Towers. The loan advance will bear interest at 30-day LIBOR plus 1.75%.

In connection with the Sprint Transaction, we entered into interest rate swap agreements for a total notional value of $750.0 million with Bank of America, N.A. as counterparty, in anticipation of securing $750.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan of a greater amount. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.303% on a total notional amount of $750.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

On March 21, 2005, in connection with the Sprint Transaction and the $850.0 million bridge loan term sheet we executed on March 10, 2005, we entered into additional interest rate swap agreements for a total notional amount of $100.0 million with Bank of America, N.A. as counterparty. This brings the total notional amount of swap agreements related to financing the Sprint Transaction to $850.0 million. These swap agreements are in anticipation of the Sprint Transaction bridge financing, which is expected to be replaced by a mortgage loan of at least $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.733% on the total notional amount of $100.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory maturity date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

On December 3, 2004, Global Signal OP, entered into a 364-day $20.0 million revolving credit agreement (the "Revolving Credit Agreement") with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide funding for working capital and other corporate purposes. Amounts available under the revolving credit facility are reduced to $15.0 million upon the earlier of June 3, 2005 or the completion of certain equity issuances by us in excess of $5.0 million (excluding any equity issuances by us in connection with the Sprint Transaction or as a result of the exercise of options or warrants outstanding as of February 9, 2005). On February 9, 2005, Global Signal OP amended and restated this 364-day $20.0 million Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease. Interest on the term loan is payable, at Global Signal OP's option, at either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. The credit facility, through the Revolving Credit Agreement and the related ancillary documentation, contains covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at $780.0 million, which amount will be increased to approximately $1.6 billion upon consummation of the bridge financing for the Sprint Transaction. The credit facility continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary. The term loan must be repaid on the earlier of (1) the six month anniversary of the funding of the term loans, (2) the date that we receive a refund of the deposit from Sprint under the Agreement to Lease, and (3) the date of the closing of the Sprint Transaction.

On December 7, 2004, our wholly owned subsidiary, Pinnacle Towers Acquisition Holdings LLC, and five of its direct and indirect subsidiaries borrowed approximately $293.8 million under a mortgage loan made payable to a newly created trust that issued approximately $293.8 million in fixed rate commercial mortgage pass-through certificates, which we refer to as the December 2004 mortgage loan, to provide fixed rate financing for the communications sites we acquired since December 1, 2003 along with certain additional communications sites we expect to acquire. The proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following closing. As of December 31, 2004, the site acquisition reserve account had a balance of $58.5 million. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009. The weighted average interest rate on the various tranches of certificates is approximately 4.74%, as of December 31, 2004. The December 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority liens on substantially all of Pinnacle Towers Acquisition Holdings LLC's tangible assets and its interests in the five subsidiaries which we expect will have an aggregate acquisition cost of approximately $450.0 million, including estimated fees and expenses, after all amounts in the site acquisition reserve have been used to fund acquisitions.

On June 2, 2004, we completed our initial public offering of 8,050,000 shares of our Common Stock, including shares issued pursuant to the exercise of the underwriters' overallotment option, for $18.00 per share raising net cash proceeds of $131.2 million. The net cash proceeds were used in part to repay $33.4 million outstanding under our credit facility, and to fund the purchase of wireless communications towers by Pinnacle Towers Acquisition LLC, including the Tower Ventures acquisition for $53.0 million.

On February 5, 2004, our largest operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan made payable to a newly formed trust, which we refer to as the February 2004 mortgage loan. The February 2004 mortgage loan requires monthly payments of principal and interest of approximately $2.4 million, bears interest at a weighted average interest rate of approximately 5.0% as of December 31, 2004, with a final maturity date of January 2029. However, the loan documents impose material penalties if we fail to repay the February 2004 mortgage loan on or prior to January 2009. The net proceeds from the February 2004 mortgage loan were used primarily to repay the $234.4 million of then outstanding borrowings under our old credit facility and to fund a $142.2 million one-time special distribution to our stockholders. In connection with the repayment of our old credit facility, we also terminated our ability to borrow under its line of credit. The February 2004 mortgage loan restricts the ability of our largest operating subsidiary, Pinnacle Towers LLC, and its subsidiaries from incurring other indebtedness or further encumbering their assets. In addition, so long as the tangible assets of the borrowers under the February 2004 mortgage loan represent at least 25% of the assets of Global Signal Inc., it will be an event of default under the February 2004 mortgage loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates that none of the ratings will be adversely affected.

In addition, on February 6, 2004, we acquired all of the outstanding common stock of Pinnacle Acquisition, then known as Pinnacle Towers Acquisition Inc., through the exercise of an option granted to us by its stockholders, which constituted the majority of our stockholders. Because this acquisition was a business combination among "entities under common control," we have accounted for it in a manner similar to a pooling of interests.

In connection with the acquisition of Pinnacle Acquisition's outstanding stock, we increased the capacity on our credit facility to $200.0 million, including a $5.0 million working capital line, and extended the maturity date to February 6, 2005. The maturity date was extended further to October 1, 2005, upon consummation of our initial public offering. On October 15, 2004, we amended and restated our $200.0 million credit facility with Morgan Stanley Asset Funding Inc. to, among other things, increase the commitment by the lenders to $250.0 million, to remove the $5.0 million working capital line previously included in the credit facility and to add Bank of America, N.A. as a lender. Borrowings under the amended and restated credit facility were limited based on a borrowing base equal to 65% of the value of acquired communications towers as defined in the credit facility agreement. We repaid the outstanding borrowings under our credit facility with a portion of the net proceeds from our December 2004 mortgage loan and terminated the facility.

Cash Flows

Net cash flows provided by operating activities were $83.5 million for 2004, compared to $59.2 million for 2003. The increase of $24.3 million of net cash flows provided by operating activities is primarily the result of (i) internal revenue growth and higher net margins on the communication site portfolio we owned for the full year of 2004, (ii) cash flows generated on communication sites acquired during 2004 and (iii) less cash flows being used in working capital. During 2004, $1.6 million in cash flows were provided by working capital as compared to $9.2 million of cash flows used in working capital in 2003. During 2003, we made payments of liabilities accrued prior to and in connection with our emergence from Chapter 11 bankruptcy which resulted in a decrease in our accounts payable and accrued expenses and cash flows from operating activities being used in working capital.

Net cash flows provided by operating activities were $59.2 million for the year ended December 31, 2003, compared to $20.9 million for the ten months ended October 31, 2002 and $7.2 million for the two months ended December 31, 2002. The increase in net cash flows provided by operating activities in 2003 was primarily related to (1) lower cash interest expense which is primarily a result of the forgiveness of $404.8 million of debt upon our emergence from bankruptcy and the repayment of debt under our old credit facility from both the proceeds of the $205.0 million equity investment made in connection with our emergence from bankruptcy and operating cash flow generated in 2003, (2) lower selling, general and administrative expenses and (3) the absence of reorganization expenses in 2003. These items were in part offset by cash used in working capital in 2003 as a result of our payment during 2003 of accrued expense associated with our reorganization compared to cash provided by working capital in 2002, which is primarily the result of cash which was escrowed in 2001 being released from the escrow accounts in the ten months ended October 31, 2002.

Net cash flows used in investing activities were $447.7 million for 2004 compared to $36.2 million for 2003. Investing activities for 2004 consisted of (1) investments to expand our business including (i) the acquisition of 648 wireless communication towers and other communication sites for $294.0 million, including fees and expenses, (ii) the purchase of a business and its 214 wireless communication towers for $64.5 million, including fees and expenses, (iii) the purchase of interests in land under towers where we had previously held a leasehold interest for $7.2 million, and (iv) the purchase of the minority interest in our subsidiary, Pinnacle Towers Limited, for $1.2 million, (2) the net activity of restricted cash totaling $72.9 million into escrow accounts as (i) deposits on future acquisitions, (ii) imposition reserve account activity for insurance, taxes and ground rents as a part of our February and December 2004 mortgage loan transactions and (iii) an acquisition reserve account to be used to acquire future wireless towers established in connection with our December 2004 mortgage loan and (3) $9.1 million of capital expenditures related to our implementation of new software systems, improvements to our existing communications sites and other general corporate assets. These uses were, in part, offset by proceeds of $1.0 million from the disposals of under-performing sites. Investing activities of $36.2 million in 2003 consisted of (1) our acquisition of 67 towers located in the southeastern United States, (2) our acquisition of fee owned interest and long-term easements under several towers we own where we previously had a leasehold interest, and (3) additions and improvements to our communications sites offset by proceeds from the disposals of under-performing sites.

Net cash flows used in investing activities were $3.9 million for the ten months ended October 31, 2002 and $0.7 million for the two months ended December 31, 2002. During the ten months ended October 31, 2002 and the two months ended December 31, 2002, our investing activities of $3.9 million and $0.7 million, respectively, related almost exclusively to improvements and additions to our communications sites net of proceeds from the disposal of under-performing sites.

Net cash flows provided by financing activities were $361.4 million for 2004 and are primarily related to (1) $418.0 million in borrowings associated with our mortgage loan transaction on February 5, 2004, (2) $293.8 million in borrowing associated with our mortgage loan transaction on December 7, 2004, (3) net cash proceeds of $131.2 million from the initial public offering, (4) proceeds of $15.1 million from the exercise of Common Stock options and warrants and (5) $187.0 million in borrowings on the previous credit facility. These funds were in part offset by (1) $235.9 million used to repay in full our old credit facility, (2) $215.0 million to repay the outstanding borrowings under our previous credit facility at the time of our initial public offering and in connection with our December 2004 mortgage loan, (3) $6.1 million of principal paid on our February 2004 mortgage loan, (4) $4.2 million of net payments to terminate the interest rate swap used to hedge our February and December 2004 mortgage loans, (5) debt issuance costs of $14.8 million, $5.6 million and $0.5 million related to our February 2004 mortgage loan, December 2004 mortgage loan and the revolving credit facility, respectively, (6) $0.5 million in payments on capital leases, (7) payments of $58.9 million in ordinary dividends, of which $44.0 million represents a return of capital, and (8) a $142.2 million one-time special distribution to our stockholders which represented a return of capital. Net cash used in financing activities for 2003 of $17.8 million primarily consisted of $44.0 million of principal repayments related to old credit facility and $28.0 million of borrowings on our credit facility primarily to fund the acquisition of 67 wireless communication towers.

Net cash flows used in financing activities were $22.1 million for the ten months ended October 31, 2002 and $9.6 million for the two months ended December 31, 2002. Net cash flows used in financing activities for the ten months ended October 31, 2002 included proceeds from our reorganization of $205.0 million offset by repayment of $115.0 million of our Senior Notes and Convertible Notes discharged in bankruptcy and $93.0 million in repayments on our old credit facility. Net cash flows used in financing activities for the two months ended December 31, 2002 consisted entirely of repayment of long-term obligations.

Capital expenditures were $9.1 million for 2004, compared to $8.5 million for 2003. The capital expenditures for these two periods primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements which totaled $7.1 million and $6.6 million for 2003 and 2004, respectively. In addition, we capitalized $3.0 million of costs related to our computer systems and software in 2004 of which $1.4 million was financed on a capital lease. Capital expenditures were $9.3 million in the ten months ended October 31, 2002 and $0.8 million in the two months ended December 31, 2002. These capital expenditures primarily consisted of the purchase of tower-related equipment and tower augmentation and improvements.

As of December 31, 2004, we had executed definitive agreements to acquire 27 communications sites and to acquire fee interest or long-term easements under an additional 17 communication towers, for an aggregate purchase price of approximately $11.9 million, including estimated fees and expenses. As of March 22, 2005, we have closed on the acquisition of 13 of the communication sites and on 12 fee-interests or long-term leases for an aggregate purchase price of $4.3 million including estimated fees and expenses. A number of our acquisition agreements provide for additional proceeds to be paid to the sellers for future lease commencements during a certain period, usually one year or less, after the acquisition is completed, or upon the occurrence of a specific event. The amount of this contingent purchase price is not expected to be material. In addition, on February 14, 2005 we entered into the Agreement to Lease discussed above with Sprint. See "Item 1—Business—Sprint Transaction."

We have no material commitments for capital expenditures, other than planned site acquisitions. However, we anticipate we will incur capital expenditures for tower related equipment and tower augmentations and improvements during 2005 comparable on a per tower basis to that which we incurred in 2004. In addition, during 2005, we are finalizing the implementation of our new software systems. We have completed the initial implementation of our PeopleSoft software system for all of our accounting functions including accounts payable, accounts receivable and all internal reporting functions. We are also implementing a separate software system, manageStar, to manage data related to our communications sites, including tenant leases, ground leases and other operational data. For 2004, we have incurred $3.0 million of costs related to these implementations. We have obtained three-year financing for approximately $1.4 million of these costs related to new hardware and software. The remaining costs were paid from cash.

Contractual Commitments

The following tables provide a summary of our material debt, including the related interest expense, lease and other contractual commitments as of and December 31, 2004.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Operating Lease Payments	$198,062	$36,335	$57,542	$36,072	$68,113
Asset Retirement Obligations (1)	62,903	1,140	653	896	60,214
February 2004 Mortgage Loan (2)(3)	493,403	28,260	57,084	408,059	—
December 2004 Mortgage Loan (2)(4)	363,287	14,038	27,712	321,537	—
Revolving Credit Facility (5)(2)	—	—	—	—	—
Capital Lease Obligation (2)	1,398	541	857	—	—
Commitments Under Acquisition Purchase Agreements (6)	11,892	11,892	—	—	—
Total contractual cash obligations at December 31, 2004 (7)	$1,130,945	$92,206	$143,848	$766,564	$128,327

(1)	Reflects the future estimated cash payments after giving effect to estimated annual increases of 2.5% in expenses to dismantle our towers discounted at an average annual discount rate of approximately 12.0–13.0%. The liability is recorded in the financial statements at its present value.

(2)	Includes contractual interest for all fixed-rate debt instruments and assumes interest on variable rate instruments at the December 31, 2004 rates.

(3)	The February 2004 mortgage loan has a final maturity date of January 2029. However the loan document imposes material penalties if we fail to repay the February 2004 mortgage loan on or prior to January 2009 (the "Anticipated Repayment Date"). The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of December 31, 2004, the weighted average interest rate on the various tranches was approximately 5.0%. If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date the interest rate on the February 2004 mortgage loan will increase by a minimum of 5.0% and substantially all of Pinnacle Tower LLC's excess cash flow from operations will be utilized to repay outstanding amounts due under the February 2004 mortgage loan. The actual amount of interest payable after the Anticipated Repayment Date is dependent on the amount of excess cash flow utilized to repay the February 2004 mortgage loan, the interest rate and the outstanding mortgage loan balance. Total contractual interest to be paid on the February 2004 mortgage loan is $20.5 million in the less than 1 year period, $40.1 in the 1 to 3 year period, $26.0 million in the 4 to 5 year period, assuming repayment of the outstanding balance on the Anticipated Repayment Date. We have assumed the February 2004 mortgage loan is repaid on its Anticipated Repayment Date.

(4)	The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of December 31, 2004, the weighted average interest rate on the various tranches was approximately 4.74%. The borrowers are required to make monthly payments of interest on the December 2004 mortgage loan until its maturity in December 2009 when the unpaid principal amount will be due. Total contractual interest to be paid on the December 2004 mortgage loan is $13.9 million in the less than 1-year period, $27.7 in the 1 to 3 year period, $27.8 million in the 4 to 5 year period.

(5)	The revolving credit facility is a 364-day facility entered into with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. by Global Signal OP. As of December 31, 2004, no amounts were outstanding on the revolving credit facility. Amounts available under the revolving credit facility are reduced to $15.0 million upon the earlier of June 3, 2005 or the completion of certain equity issuances by us in excess of $5.0 million. On February 9, 2005, we amended and restated our revolving credit facility to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease. The term loan must be repaid on the earlier of (1) the six month anniversary of the funding of the term loans, (2) the date that we receive a refund of the deposit from Sprint under the Agreement to Lease, and (3) the date of the closing of the Sprint Transaction. Interest on the revolving credit facility is payable at our option of either LIBOR, plus 3.0% or the bank's base rate plus 2.0%.

(6)	Reflects our commitment as of December 31, 2004 under asset purchase agreements to acquire 27 towers from four unrelated sellers and 17 land parcels under our existing towers. All of these acquisitions are expected to close in less than one year.

(7)	As of December 31, 2004, we did not have any material purchase obligations other than obligations under contracts to acquire tower assets as all of our operational contracts are generally either month-to-month or have mutual cancellation clauses.

The February 2004 Mortgage Loan

Our largest operating subsidiary, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time) and 13 of its direct and indirect subsidiaries are borrowers under a $418.0 million mortgage loan payable to a newly formed trust, Global Signal Trust I, made on February 5, 2004, which we refer to as the February 2004 mortgage loan. The trust simultaneously issued $418.0 million in commercial mortgage pass-through certificates with terms that correspond to the February 2004 mortgage loan. The February 2004 mortgage loan is secured by (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in more than 1,100 of our communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures including our rights under substantially all of our site management agreements, tenant leases (excluding tenant leases for sites referred to in (1) above) and a management agreement with GS Services and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the ownership interests of Pinnacle Towers from its direct parent). Our consolidated financial statements include the February 2004 mortgage loan but do not include the financial statements of the trust.

The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of December 31, 2004, the weighted average interest rate on the various tranches was approximately 5.0%.

The borrowers are required to make monthly payments of principal and interest on the February 2004 mortgage loan. The amount of principal due each month will initially be calculated based on a 25-year amortization schedule, with a final maturity date of January 2029. However, the loan documents impose material penalties if the borrowers fail to repay the February 2004 mortgage loan on or prior to the monthly payment date in January 2009, including the following: accruing additional interest, requiring all excess cash flow after the payment of principal, interest, reserves and certain operating expenses, as defined to be applied to repay the loan, and at the election of the lender, transferring servicing of the sites to an unrelated third party.

If the debt service coverage ratio, defined in the February 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of principal and interest that the borrowers will be required to pay over the succeeding twelve months on the February 2004 mortgage loan, as of the end of any calendar quarter falls to 1.45 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the debt service coverage ratio exceeds 1.45 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the February 2004 mortgage loan. As of December 31, 2004, the borrower's debt service coverage ratio was 3.47. The borrower's future debt service coverage ratio will be affected by their net cash flows which are primarily a result of new and existing leasing activities on the existing communications sites, the existing tenant credit worthiness and lease renewals, and the future expenses we incur to maintain the sites.

The borrowers may not prepay the February 2004 mortgage loan in whole or in part at any time prior to February 5, 2006, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the February 2004 mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the January 2009 monthly payment date, no prepayment consideration is due.

The February 2004 mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets. In addition, so long as the tangible assets of the borrowers represent at least 25% of the total tangible assets of Global Signal Inc., it will be an event of default under the February 2004 mortgage loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates that none of the ratings will be adversely affected.

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC, and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global

Signal Trust II (the "December 2004 mortgage loan"). The trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six month period following the closing of the loan. As of December 31, 2004, $58.5 million remained in the acquisition reserve account pending its investment in qualifying wireless communication sites.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of December 31, 2004, the weighted average interest rate on the various tranches was approximately 4.74%. The borrowers are required to make monthly payments of interest on the December 2004 mortgage loan until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the equity interests of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

If the debt service coverage ratio, defined in the December 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period (adjusted to account for new sites) divided by the amount of interest that we will be required to pay over the succeeding twelve months on the December 2004 mortgage loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the December 2004 mortgage loan. As of December 31, 2004, the debt service coverage ratio was 2.18. The borrowers' future debt service coverage ratio will be affected by their net cash flows which are primarily a result of new and existing leasing activities on their existing communications sites, their existing tenant credit worthiness and lease renewals, and the future expenses the borrowers incur to maintain their sites. The December 2004 mortgage loan restricts our ability to incur unsecured indebtedness without confirmation from the rating agencies that such indebtedness will not impact the mortgage loan rating.

We may not prepay the December 2004 mortgage loan in whole or in part at any time prior to December 7, 2006, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the December 2004 mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the December 2009 monthly payment date, no prepayment consideration is due.

The December 2004 mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets.

Revolving Credit Facility

On December 3, 2004, Global Signal OP entered into a 364-day $20.0 million Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide funding for working capital and other corporate purposes. Amounts available under the revolving credit facility are reduced to $15.0 million upon the earlier of June 3, 2005 or the completion of certain equity issuances by us in excess of $5.0 million. On February 9, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease. The term loan must be repaid on the earlier of (1) the six month anniversary of the funding of the term loan, (2) the date that we receive a refund of the deposit from Sprint under the Agreement to Lease, and (3) the date of the closing of the Sprint Transaction. Interest on the revolving credit facility is payable at our option of either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. The credit facility contains covenants and restrictions standard for a facility of this type including a limitation on our consolidated indebtedness at $780.0 million which amount will be increased to approximately $1.6 billion upon consummation of the bridge financing for the Sprint Transaction. The revolving credit facility is guaranteed by Global Signal, Global Signal GP, LLC and certain subsidiaries of Global Signal OP that are not party to the December and February 2004 mortgage loans. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries and a pledge by us of 65% of our interest in our Canadian subsidiary.

Previous Credit Facilities

On September 23, 2003, a majority of our stockholders formed a new corporation, Pinnacle Acquisition, then known as Pinnacle Towers Acquisition Inc., to acquire and develop strategically located towers and other communications sites. Pinnacle Acquisition was initially funded through a $100.0 million committed credit facility, provided by Morgan Stanley. On February 6, 2004, we exercised our option with respect to all the outstanding common stock of Pinnacle Acquisition, and Pinnacle Acquisition became our wholly owned subsidiary. On February 6, 2004, we amended our $100.0 million credit facility with Morgan Stanley to, among other things, increase the commitment thereunder to $200.0 million including a $5.0 million working capital line and reduce the applicable margin for federal funds rate loans and LIBOR loans to 2.1175% and 2.50%, respectively. We extended the maturity date to February 6, 2005, which was further extended to October 1, 2005 upon consummation of our initial public offering. In addition, we pledged 100% of our ownership interest in Pinnacle Acquisition and replaced Pinnacle Acquisition's former stockholders as guarantor under the credit facility. On May 12, 2004, we further amended the credit facility in connection with the implementation of the UPREIT operating partnership structure to, among other things, substitute Global Signal OP for Global Signal Inc. as the guarantor and the pledgor under the credit facility. In addition, upon consummation of our initial public offering Global Signal OP was no longer required to pledge its ownership interest in Pinnacle Acquisition. Our stockholders' pledge of stock was released and our stockholders were no longer required to guarantee the credit facility. We repaid all outstanding debt under the credit facility with proceeds from our initial public offering. On October 15, 2004, we amended and restated the credit facility to, among other things, increase the commitment by the lenders to $250.0 million, to remove the $5.0 million working capital line and to add Bank of America, N.A. as a lender. The credit facility was secured by substantially all of Pinnacle Acquisition's tangible and intangible assets and by a pledge of Global Signal's 5% equity interest in Global Signal REIT Savings TRS, Inc. (the remaining 95% of the equity having been pledged by Pinnacle Acquisition).

Borrowings under the credit facility were limited based on a borrowing base, which was calculated as 65% of the value of all towers owned, leased or managed by Pinnacle Acquisition or its subsidiaries. Borrowings under the credit facility bore interest, at our option, at either the federal funds rate plus 2.1175% per annum or LIBOR plus 2.50% per annum. The credit facility contained typical representations and covenants for facilities of this type, including, but not limited to restrictions on our ability to (1) incur consolidated indebtedness in excess of $685.0 million and (2) permit our leverage ratio, defined as the ratio of debt for borrowed money, to consolidated EBITDA, to be greater than 6:1. The credit facility required a commitment fee of $1.25 million which has been paid. We repaid the outstanding borrowings under the credit facility with a portion of the proceeds from our December 2004 mortgage loan and terminated the facility. As a result, we expensed the remaining unamortized deferred financing cost of approximately $0.6 million in December 2004.

Prior to the issuance of the February 2004 mortgage loan in 2004, our largest operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries, were party to an amended and restated bank credit facility, which provided a term loan for $275.0 million with outstanding borrowings totaling $235.0 million at December 31, 2003 and a revolving line of credit of $15.0 million with no borrowings outstanding at December 31, 2003. This old credit facility was provided by a syndicate of lenders, for which Bank of America, N.A. served as the administrative agent. The amount available under our line of credit was reduced, at our option, from $30.0 million to $15.0 million. Interest on both the term loan and revolving line of credit was charged at our option, at either LIBOR plus 4.5% or our agent bank's base rate plus 3.5%. In addition, we were required to pay a commitment fee of 1.0% per annum in respect of the undrawn portion of the revolving line of credit. In connection with our issuance of the February 2004 mortgage loan, we repaid all outstanding amounts due under the term loan and terminated the old credit facility's line of credit. As a result, we expensed the remaining unamortized deferred financing expenses of approximately $8.4 million in February 2004.

Interest Rate Swap Agreements

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, Pinnacle Towers LLC entered into a forward-starting interest rate swap agreement with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the swap agreement, Pinnacle Towers agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on the three month LIBOR on the notional amount for the same five-year period. The swap, effective on December 11, 2003, required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then-current three-month LIBOR rate, which was 1.13% on February 5, 2004, on the notional amount of $400.0 million. The swap was terminated in connection with the issuance of the February 2004 mortgage loan at a cost to us of $6.2 million.

On March 26, 2004 and August 27, 2004, in anticipation of acquisitions of additional communications sites and the issuance of the December 2004 mortgage loan, we entered into six forward-starting interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million and 3.84% on a total notional amount of $100.0 million beginning in October 2004 through April 2009 in exchange for receiving the three month LIBOR on the same notional amounts for the same period. Concurrent with the pricing of the December 2004 mortgage loan, we terminated the six interest rate swaps and received a net payment of $2.0 million. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, we recognized approximately $40,000 as additional interest expense, related to one of the August 2004 swaps, during the fourth quarter of 2004.

On January 11, 2005, in anticipation of the issuance of a third mortgage loan to finance the acquisition of wireless communication towers we expect to acquire during 2005, we entered into six forward starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 through September 2010 in exchange for receiving floating payments based on the three month LIBOR on the same notional amounts for the same period.

On February 2, 2005, in anticipation of the Sprint Transaction and the issuance of a mortgage loan as financing, we entered into eight interest rate swap agreements with Bank of America, N.A. as the counterparty to hedge the variability of expected future interest payments. Under the swap agreements, we agreed to pay Bank of America, N.A. a fixed rate of 4.303% on a total notional amount of $750.0 million beginning June 1, 2005 through December 2010 in exchange for receiving floating payments based on the three month LIBOR on the same notional amount for the same period.

On March 21, 2005, in connection with the Sprint Transaction and the $850.0 million bridge loan term sheet we executed on March 10, 2005, we entered into additional interest rate swap agreements for a total notional amount of $100.0 million with Bank of America, N.A. as counterparty. This brings the total notional amount of swap agreements related to financing the Sprint Transaction to $850.0 million. These swap agreements are in anticipation of the Sprint bridge financing, which is expected to be replaced by a mortgage loan of at least $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.733% on the total notional amount of $100.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory maturity date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. We have identified the following critical accounting policies that affect the more significant estimates and judgments.

Revenues

Site operations revenues are recognized when earned based on lease and license agreements. Rate increases based on fixed escalation clauses that are included in certain lease and license agreements are recognized on a straight-line basis over the term of the lease or license. Revenues from fees, such as engineering and site inspection fees, are recognized upon delivery of the related products and services to the customer.

A portion of the revenue we generate is related to the management of wireless communications towers and sites on rooftops owned by third parties. Under most of the site management agreements, we lease space from the third party under an operating lease and we then sublease that space or a portion of that space to our tenants. We recognize these tenant revenues on a gross basis. For 21 of our managed sites, we earn a fee based on a percentage of the gross revenues derived from the rooftop site subject to the agreement and we recognize these fee revenues when earned on a net basis.

We evaluate our revenues based on the criteria of SAB 104, Revenue Recognition in Financial Statements, which allows us to only recognize revenues if collectability is reasonably assured at the time of sale. In instances where collectability is not reasonably assured, we recognize revenues as cash is collected.

Lease Accounting

As a part of our accounting for ground leases and other subleased sites, we must evaluate various facts and circumstances that would lead us to conclude that we have "reasonable assurance" that we would renew these leases. In determining whether we have reasonable assurance, we consider the contractual renewal periods available to us, and whether we would incur an economic detriment (such as having to impair an asset) or forego an economic benefit (such as foregoing tenant lease revenue, when we have provided a tenant with renewal options on our tower). These evaluations are made when we enter into the leases or assume a lease, such as when we acquire a tower asset on leased land, and hence require judgments and estimates that may not transpire as expected.

Allowance for Uncollectible Accounts

We evaluate the collectability of our accounts receivable and our straight-line receivable resulting under SFAS No. 13, Accounting for Leases, based on a combination of factors. In circumstances where we are aware that a specific customer's ability to meet its financial obligations to us is in question (for example, bankruptcy filings, default status of their account), we record a specific allowance against amounts due to reduce the net recognized receivable and related income from the customer to the amount we reasonably believe to be collectible. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. If circumstances change (for example, higher than expected defaults or an unexpected material adverse change in one or more significant customers' ability to meet their financial obligations to us), our estimates of recoverability of amounts due us could be reduced by a material amount.

Property and Equipment

Property and equipment built, purchased, leased or licensed under long-term leasehold or license agreements are recorded at cost less impairment losses, if any, and depreciated over their estimated useful lives or in the case of assets located on leased land, the shorter of the useful life or the ground lease term including all renewal options we control. Those assets owned at November 1, 2002 were revalued and recorded at reorganization value, which approximated fair value at that date, in accordance with fresh start accounting. We capitalize expenses incurred in bringing property and equipment to an operational state. Expenses clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect expenses that relate to several assets are capitalized and allocated to the assets to which the expenses relate. Indirect expenses that do not clearly relate to projects under development or construction are charged to expense as incurred. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 13 years for towers owned at November 1, 2002 and 15 to 16 years for towers built or acquired after that date. With regard to towers and other property and equipment located on leased land, the depreciable life is the shorter of their estimated useful lives or the ground lease term including all renewal options we control. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to forty years.

In connection with the adoption of fresh start accounting on November 1, 2002, we re-established, for financial reporting purposes, the remaining estimated useful lives for tower assets owned at November 1, 2002, to 13 years. In addition, during the year ended December 31, 2004, we obtained third party appraisals of certain tower assets acquired and as a result established lives of 15 to 16 years for these newly acquired tower assets. Other than the change in depreciable lives of tower assets owned at November 1, 2002, for the years ended December 31, 2004 and 2003, two months ended December 31, 2002 and ten months ended October 31, 2002 no significant changes were made to the depreciable lives applied to operating assets, the underlying assumptions related to estimates of depreciation, or the methodology applied. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation expense would have decreased by approximately $3.1 million, or 8.5%, for 2004. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation expense would have increased by approximately $3.2 million, or 9.0%, for 2004.

Intangible Assets

Intangible assets post reorganization include goodwill, lease absorption value, leasehold interest and lease origination value recognized in accordance with fresh start accounting and at the time of acquisitions arising after our adoption of SFAS No. 141.

Goodwill represents the aggregate purchase price of business acquisitions in excess of the fair value of the acquisitions. Negative goodwill is allocated to tangible and intangible assets on a pro rata basis. Goodwill will be evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2004, we had recorded approximately $9.8 million in goodwill related to our acquisitions of the GoldenState business during the fourth quarter of 2004.

Lease absorption value, which was also recorded in connection with our adoption of fresh start accounting and other acquisitions, represents the value attributable to in-place leases. This intangible represents the lease rentals which we would have foregone during the period of time required to attract a new tenant lease for each of the tenant leases in-place at the date of the our fresh start accounting or business combinations. In connection with our fresh start accounting we recorded lease absorption value at $127.3 million and $50.7 million in connection with the acquisitions made since December 2003. The lease absorption value is being amortized over the remaining contractual term of the in-place leases and their expected renewals, in an accelerated manner consistent with the lease revenues associated with the in-place leases and their expected renewals. We evaluate our lease absorption value for impairment when indicators of impairment arise by determining the ability of the in-place leases at the time lease absorption value was established to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. We estimate future cash flows based primarily on the current performance of the in-place leases and our expectations for the future. If lease absorption value is determined to be unrecoverable, the carrying amount will be reduced to its estimated fair value in the period in which such determination is made. If the estimated lives of the lease absorption value being amortized were increased by one year, the consolidated amortization expense would have decreased by approximately $0.2 million or 1.7%, for 2004. If the estimated lives of the lease absorption value being amortized were decreased by one year, the consolidated amortization expense would have increased by approximately $0.3 million, or 2.2%, for 2004.

Leasehold interests represent our interest as a tenant in various rooftops and other leased telecommunications sites and is stated at cost except those existing at November 1, 2002, which was revalued in accordance with fresh start accounting. Leasehold interests are amortized over four years, using the straight line method. We evaluate our leasehold interest for impairment as indicators of impairment arise by determining the ability of the leasehold interests to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. We estimate future cash flows based primarily on the current performance of the in-place leases and our expectations for the future. If leasehold interests are determined to be unrecoverable, the carrying amount will be reduced to its estimated fair value in the period in which such determination is made. If the estimated lives of the leasehold interests being amortized were increased by one year, the consolidated amortization expense would have decreased by approximately $0.8 million or 18.5%, for 2004. If the estimated lives of the leasehold interests being amortized were decreased by one year, the consolidated amortization expense would have increased by approximately $1.4 million, or 33.0%, for 2004.

Lease origination value was recorded as an intangible asset in connection with our adoption of fresh start accounting and represents the value associated with the "cost avoidance" of acquiring an in-place lease. Fair value of this intangible was determined based on our estimate of the incremental cost (primarily sales commissions) to replace all leases with greater than three years remaining on the current term. This intangible was valued at $2.7 million in connection with our fresh start accounting and $2.3 million in connection with the acquisitions made since December 2003 and is being amortized over the remaining contractual lease terms and expected renewals. Similar expenses incurred prior to and subsequent to fresh start accounting are expensed because the amounts have been immaterial to our operations. We evaluate our lease origination value for impairment as indicators of impairment arise by determining the ability of the assets acquired to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. We estimate future cash flows based primarily on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. If lease origination value is determined to be unrecoverable, the carrying amount will be reduced to its estimated fair value in the period in which such determination is made. If the estimated lives of the lease origination value being amortized were increased or decreased by one year, the consolidated amortization expense would have changed by an immaterial amount for 2004.

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Effective January 1, 2002, potential impairment of long-lived assets other than goodwill and purchased intangible assets with indefinite useful lives is evaluated using the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Goodwill is evaluated for impairment using the guidance provided by SFAS No. 142, Goodwill and Other Intangible Assets, at least annually or more often if indicators of impairment arise.

Asset Retirement Obligation

Effective with our emergence from Chapter 11, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement expenses and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We recorded an asset retirement obligation of $5.3 million for our estimated future obligation to dismantle towers on leased land sites in connection with our fresh start accounting and $1.3 million in connection with the acquisitions made since December 1, 2003, using discounted cash flows of expected dismantling expenses. We used a discount factor of 13% in connection with our fresh start accounting and a rate of 12% for subsequent additions and an annual cost increase factor of 2.5%. If our estimates regarding the future cost to dismantle these sites had increased by 10% the original liability recorded would have increased by $0.6 million or 10.1%.

Our original asset retirement obligation of $5.3 million was increased by accretion expense of $0.2 million in the two months ended December 31, 2002 resulting in a balance at December 31, 2002 of $5.5 million. During 2003 we recorded an additional asset retirement obligation of $0.1 million in connection with our purchase of 67 telecommunication tower assets as well as accretion expense of $0.4 million. In 2003 we revised our estimate of dismantling costs and reduced the obligation and the tower assets by $1.3 million. The asset retirement obligation balance at December 31, 2003 was $4.7 million. During 2004 we recorded additional asset retirement obligations of $1.2 million in connection with our acquisitions as well as an accretion expense of $0.5 million. The asset retirement obligation balance at December 31, 2004 is $6.4 million.

Stock-Based Compensation Expense

When we grant stock options to employees, we are required to compare the fair value of the stock to the exercise price on the date of grant to determine if compensation expense must be recognized. We also provide pro forma disclosures reflecting the impact of employee stock options using the fair value method, rather than the intrinsic value method. We use the Black-Scholes method to calculate this pro forma impact. When we grant stock options to non-employees for services, we measure the compensation expense related to those options at their vesting date using the Black-Scholes method, and recognize the expense for options with graded vesting using the accelerated method over the service period. Prior to the vesting date, the expense is recognized based on the fair value of the options at the end of each financial reporting period, also using the Black-Scholes method. The Black-Scholes method requires us to use assumptions related to the fair value of our stock, the expected life of the options, volatility, the risk-free interest rate and the dividend yield.

When we grant restricted stock awards to employees, we measure the compensation expense related to the grant at the date of the grant and recognize the expense for options with graded vesting using the accelerated method over the vesting period.

Derivatives

We periodically enter into interest rate swaps to effectively fix the variable-interest rates of certain of our debt instruments or to fix certain variables which will be used to price anticipated debt instruments, and must recognize these derivatives at their fair value on our balance sheet. While we generally obtain this fair value information from the counterparty, this valuation includes certain assumptions about market conditions. In addition, for the anticipated transactions, we must continually evaluate the probability that the transaction will occur as anticipated and on the anticipated timeline. If an anticipated transaction is no longer probable, then we would cease to qualify for hedge accounting. The judgment of probability is significant and has a high degree of uncertainty.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carry-forwards. Unless it is "more likely than not" that we will recover such assets through the above means, we establish a valuation allowance. If our projections of tax turnarounds and future taxable income, or our tax planning strategies change, we may be required to increase our valuation allowance to reduce the deferred tax assets.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with variable interest entities created prior to February 1, 2003, the provisions of FIN No. 46 are effective in fiscal periods ending after December 31, 2003. The provisions of FIN No. 46 are effective immediately for all arrangements entered into with new variable interest entities created after January 31, 2003. We do not believe we have any investments in variable interest entities as of December 31, 2004 that would require a change in our consolidation policy, and thus do not expect the impact of FIN No. 46 to be material to our financial statements at this time. While we do not currently expect to enter into any types of VIE arrangements, if we did so the impact could be material.

In December 2004, the FASB issued its SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the new pronouncement is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pronouncement is effective for us as of the first interim or annual reporting period beginning after June 15, 2005. As of the required effective date, we will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date, based on the grant date fair value of those awards calculated under SFAS No. 123. We have not yet determined the effect of the new standard on our financial statements.

Inflation

Some of our expenses, such as those for tower operating expenses, wages and benefits, generally increase with inflation. In addition, many of our tenant leases and ground leases contain fixed escalations or escalations based on the change in the Consumer Price Index. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest, income tax expense (benefit), depreciation, amortization, and accretion, non-cash stock based compensation expense and gain or losses on the extinguishment of debt. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or "GAAP."

We use Adjusted EBITDA as a measure of operating performance. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is one of the primary measures used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenues under our tenant leases, our ability to obtain and maintain our customers and our ability to operate our leasing business effectively;

•	it is widely used in the wireless tower industry to measure operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

Our management uses Adjusted EBITDA:

•	in presentations to our board of directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including the preparation of our annual operating budget;

•	for compensation purposes, including as the basis for annual incentive bonuses for certain employees;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets;

•	with respect to compliance with our prior credit facility that we repaid with a portion of the net proceeds of the December 2004 mortgage loan, which required us to maintain certain financial ratios based on Consolidated EBITDA, which is equivalent to Adjusted EBITDA except that Consolidated EBITDA (i) annualizes the Adjusted EBITDA contribution from newly acquired towers until such towers have been owned for twelve months and (ii) excludes asset impairment charges, gains or losses on foreign currency exchange and certain other non-cash charges; we expect any future credit facilities we obtain to contain similar financial ratios based on Consolidated EBITDA; and

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

The table below shows Adjusted EBITDA for the ten months ended October 31, 2002, for the Predecessor Company and the two months ended December 31, 2002, and the years ended December 31, 2003 and 2004 for the Successor Company:

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
		(Restated)	(Restated)
		(thousands of dollars)
Net income	$256,172	$(996)	$13,161	$6,872
Depreciation, amortization and accretion	76,956	10,165	47,173	54,370
Interest, net	45,720	4,041	20,477	27,529
Income tax expense (benefit)	(5,195)	19	(665)	341
Loss (gain) on early extinguishment of debt	(404,838)	—	—	9,018
Non-cash stock based compensation	—	—	1,479	4,235
Adjusted EBITDA	$(31,185)	$13,229	$81,625	$102,365

Adjusted Funds From Operations

We believe Adjusted Funds From Operations, or AFFO, is an appropriate measure of the performance of REITs because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. AFFO, for our purposes, represents net income available for stockholders (computed in accordance with GAAP, excluding gains (or losses) on the disposition of real estate assets and real estate depreciation, amortization and accretion and non-cash stock based compensation expense.

AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow provided by operations as a measure of liquidity and is not necessarily indicative of funds available to fund our cash needs including our ability to pay dividends. In addition, AFFO may not be comparable to similarly titled measurements employed by other companies. Our management uses AFFO:

•	in management reports given to our board of directors;

•	to provide a measure of our REIT operating performance that can be compared to other companies using AFFO; and

•	as an important supplemental measure of operating performance.

Adjusted Funds From Operations is calculated as follows for the ten months ended October 31, 2002, for the Predecessor Company and the two months ended December 31, 2002 and the years ended December 31, 2003 and 2004 for the Successor Company:

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2003	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
		(Restated)	(Restated)
		(thousands of dollars)
Net income	$256,172	$(996)	$13,161	$6,872
Real estate depreciation, amortization and accretion	75,613	8,993	44,764	52,286
(Gain) loss on sale of properties	176	2	726	(631)
Loss (gain) on early extinguishment of debt	(404,838)	—	—	9,018
Non-cash stock based compensation	—	—	1,479	4,235
Adjusted funds from operations	$(72,877)	$7,999	$60,130	$71,780

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks from changes in interest rates charged on our credit facilities used to finance acquired communication sites on an interim basis. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. As of December 31 2004, we had $706.9 million in long-term fixed rate debt and no variable rate debt. As of December 31, 2004, the total fixed rate debt outstanding had weighted average interest rates of 4.9%

The following table presents the future principal payment obligations and weighted-average interest rates at December 31, 2004, associated with our existing long-term debt instruments using our actual level of long-term indebtedness of $1.2 million under capital leases, $411.9 million under our February 2004 mortgage loan, and $293.8 million under our December 2004 mortgage loan.

	Weighted Average Interest Rate	Expected Maturity Date — Year Ended December 31,
		Total	2005	2006	2007	2008	2009	Thereafter
		(thousands of dollars)
February 2004 mortgage loan	5.0%	$411,909	$7,823	$8,305	$8,817	$9,361	$377,603	$—
December 2004 mortgage loan	4.7%	293,825	—	—	—	—	293,825	—
Capital lease obligation	10.3%	1,186	445	492	249	—	—	—
Total debt		$706,920	$8,268	$8,797	$9,066	$9,361	$671,428	$—

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries' operating expenses, primarily in the United Kingdom and Canada, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations.

Item 8.    Financial Statements and Supplementary Data

See the F-pages contained herein, which include our audited consolidated financial statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

We were not required to provide management's assessment of the our internal control over financial reporting or the attestation report of our independent registered public accounting firm about management's assessment, for our fiscal year 2004. We will be required to provide these for 2005. However, the following information is relevant to our controls and procedures, and would have also been relevant if we were providing our assessment about internal control over financial reporting.

On February 17, 2005, we announced that we would change our accounting with respect to certain types of leases. Many public companies (including several other tower companies) had recently announced their intention to modify their lease accounting in light of a statement issued by the staff of the Office of the Chief Accountant of the SEC on February 7, 2005 clarifying certain issues related to lease accounting. On March 2, 2005, we announced that the change to our lease accounting with respect to certain types of leases and related long-lived assets would be material to our financial statements for the two months ended December 31, 2002, the fiscal year ended December 31, 2003 and the first three fiscal quarters of 2004 and would result in their restatement, which are included elsewhere in this filing.

On March 2, 2005 and March 24, 2005, our independent registered public accountants informed the audit committee of our board of directors that, as a part of their audit of our financial statements and primarily as a result of the restatement, they were notifying the Audit Committee of a material weakness related to the design or operation of the internal control components over our accounting for leases and depreciation of leasehold improvements.

We have started to take corrective actions to remedy this internal control deficiency.

(a) Disclosure Controls and Procedures.    In light of the developments described above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation and in light of the developments that led to the above-referenced restatement of our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period (December 31, 2004), our disclosure controls and procedures were not effective.

(b) Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

Part III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our Directors and Executive Officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the sections captioned "Election of Directors", "Information About Our Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for its 2005 Annual Meeting of Stockholders (the "Proxy Statement").

Global Signal, Inc. has a Code of Business Conduct and Ethics that applies to all directors, employees, and officers, including our chief executive officer, chief financial officer and controller. You can find our Code of Business Conduct and Ethics on our web site at www.gsignal.com. We will post to our website any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Item 11.    Executive Compensation

The information set forth under the captions "Compensation of Executive Officers" and "Election of Directors—Compensation of the Board of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption "Fees Paid to our Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

III-1

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)    The following documents are filed as part of this report:

1)    Our audited consolidated financial statements

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Operations for the Ten Months Ended October 31, 2002,     the Two Months Ended December 31, 2002, and the Years Ended December 31, 2003     and 2004

Consolidated Statement of Changes in Stockholders' Equity for the Ten Months Ended     October 31, 2002, the Two Months Ended December 31, 2002, and the Years Ended     December 31, 2003 and 2004

Consolidated Statements of Cash Flows for the Ten Months Ended October 31, 2002,     the Two Months Ended December 31, 2002, and the Years Ended December 31, 2003     and 2004

2)    Exhibits (see (b) below)

(b)    Exhibits

Exhibit Number	Description
2.1	Order Confirming Second Amended Joint Plan of Reorganization of Pinnacle Towers III Inc., Pinnacle Holdings Inc., Pinnacle Towers Inc. and Pinnacle San Antonio LLC, dated October 9, 2002 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
2.2.1	First Amended Joint Plan of Reorganization of Pinnacle Holdings Inc., Pinnacle Towers Inc., Pinnacle Towers III Inc. and Pinnacle San Antonio LLC, dated June 27, 2002 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004) (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K (No. 001-32168) filed on July 1, 2004)
2.2.2	Amendment to Debtors' First Amended Disclosure Statement and First Amended Joint Plan of Reorganization, dated September 18, 2002 (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
2.3	Asset Purchase Agreement by and between Lattice Communications, LLC and Pinnacle Towers Acquisition LLC, dated as of July 29, 2004. (incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q (No. 001-32168 ) filed on August 13, 2004)†
2.4	Membership Interest Purchase Agreement by and among Pinnacle Towers Acquisition LLC, as Purchaser, and Billy Orgel, Lee Holland, Craig Weiss, Jay H. Lindy and Majestic Communications, Inc., as Sellers, dated as of April 22, 2004. (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)†
2.4.1	First Amendment to Membership Interest Purchase Agreement by and among Pinnacle Towers Acquisition LLC, as Purchaser, and Billy Orgel, Lee Holland, Craig Weiss, Jay H. Lindy and Majestic Communications, Inc., as Sellers, dated as of June 30, 2004 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (No. 001-32168) filed on July 1, 2004)

Exhibit Number	Description
2.5	Purchase and Sale Agreement by and among VSS-Goldenstate, LLC, Goldenstate Towers, LLC, and Pinnacle Towers Acquisition LLC and for the limited purposes set forth therein VS&A Communications Partners III, L.P., dated September 29, 2004. (incorporated by reference to Exhibit 2.3 to the Company's Form 10-Q (No.001-32168) filed on November 9, 2004).†
3.1	Amended and restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
4.2	Amended and Restated Investor Agreement dated as of March 31, 2004 among Global Signal Inc., Fortress Pinnacle Acquisition LLC, Greenhill Capital Partners, L.P., and its related partnerships named therein, and Abrams Capital Partners II, L.P. and certain of its related partnerships named therein, and other parties named therein (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004)
4.3	Warrant Agreement between Pinnacle Holdings Inc. and Wachovia Bank, N.A., dated November 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.1	Master Antenna Lease by and between Pinnacle Towers Inc. and Arch Wireless Holdings, Inc., dated May 24, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (Amendment No. 6) (No. 333-112839) filed on June 2, 2004)†
10.2	Amended and Restated Loan and Security Agreement dated February 5, 2004 between Pinnacle Towers Inc. and any other Borrowers that may become a party hereto and Towers Finco LLC (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.2.1	Amended and Restated Loan and Security Agreement, dated as of December 7, 2004, by and between Pinnacle Towers Acquisition Holdings LLC, other Borrowers (as defined therein) and Towers Finco II LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-32168) filed on December 13, 2004)
10.3	Credit Agreement dated October 29, 2003 between Pinnacle Towers Acquisition Inc. and Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.4	Amendment No. 1 to Credit Agreement, dated February 6, 2004 between Pinnacle Tower Acquisitions Inc. and Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)

Exhibit Number	Description
10.4.1	Amendment No. 2 to Credit Agreement, dated May 11, 2004 between Pinnacle Tower Acquisition Holdings LLC and Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.4.1 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
10.4.2	Amended and Restated Credit Agreement, dated as of October 15, 2004, by and among Pinnacle Towers Acquisition Holdings LLC, the lenders from time to time parties to the Credit Agreement, and Morgan Stanley Asset Funding Inc. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-32168) filed on October 21, 2004)
10.5	Limited Guarantee, dated October 29, 2003, made by each Guarantor in favor of Morgan Stanley Mortgage Asset Funding Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.6	Guarantee Supplement and Amendment No. 1 to Guarantee, dated February 6, 2004 made by Global Signal Inc. in favor of Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.6.1	Guarantee Supplement and Amendment No. 2 to Guarantee, dated May 11, 2004 made by Global Signal Inc. in favor of Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.6.1 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
10.7	Securities Purchase Agreement among Pinnacle Holdings, Inc., Pinnacle Towers, Inc. and the Investors named therein, dated April 25, 2000 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.8	Executive Employment Agreement between David J. Grain and Pinnacle Holdings, Inc., dated January 31, 2003 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.9	Agreement and General Release between Steven R. Day and Pinnacle Holdings, Inc., dated January 31, 2003 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.10	Amendment to Stock Option Agreement, Consent to Plan Amendment and Acknowledgment of Employment Arrangements between Pinnacle Holdings Inc. and William T. Freeman, dated August 22, 2003 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.11	Employment Agreement among William T. Freeman, Pinnacle Holdings Inc. and Pinnacle Towers Inc., dated August 19, 2003 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.12	Employment Agreement between Jeffrey Langdon and Pinnacle Holdings, Inc., dated February 26, 2003 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.13	Amendment to Stock Option Agreement, Consent to Plan Amendment and Acknowledgment of Employment Arrangements between Pinnacle Holdings Inc. and Jeffrey Langdon (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*

Exhibit Number	Description
10.14	Employment Offer Letter from Pinnacle Towers, Inc. to Massoud Sedigh, dated April 30, 2003 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.15	Consent to Change in Employment Arrangements with Massoud Sedigh, dated July 15, 2003 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.16	Employment Agreement between Ronald G. Bizick, II and Pinnacle Holdings, Inc., dated November 26, 2003 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.17	Employment Agreement between W. Scot Lloyd and Pinnacle Holdings, Inc., dated November 25, 2002 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.18	Employment Agreement, between Global Signal Services LLC and Greerson G. McMullen, dated June 18, 2004 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q filed on August 13, 2004)*
10.19	Amendment to Stock Option Agreement, Consent to Plan Amendment and Acknowledgment of Employment Arrangements between Pinnacle Holdings, Inc., and W. Scott Lloyd, dated July 15, 2003 (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.20	Assignment and Assumption Agreement between Pinnacle Towers Inc., Global Signal Inc. and Global Signal Services LLC, dated February 5, 2004 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)*
10.21	Global Signal Inc. Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.22	Securities and Exchange Commission Settlement Order, dated December 6, 2001 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.23	Stipulation and Agreement of Settlement, dated September 19, 2002 and Order and Final Judgment, dated February 4, 2003 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.24	Agreement of Limited Partnership of Global Signal Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.25	Management Agreement between Pinnacle Towers Inc. and the subsidiaries listed on the signature pages, and Global Signal Services LLC, dated as of February 5, 2004 (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)*
10.26	Management Agreement between Pinnacle Towers Acquisition Inc. and Pinnacle Towers Inc., dated as of September 25, 2003 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)*
10.27	Assignment and Assumption of Management Agreement between Pinnacle Towers Inc., and Global Signal Services LLC, dated February 5, 2004 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)*

Exhibit Number	Description
10.28	First Amendment to Management Agreement between Pinnacle Towers Acquisition Holdings LLC and Global Signal Services LLC, dated May 13, 2004 (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)*
10.29	Management Agreement, dated as of December 7, 2004, between Pinnacle Towers Acquisition Holdings LLC, the Subsidiaries thereof, and Global Signal Services LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-32168) filed on December 13, 2004)*
10.30	Purchase Agreement between Pinnacle Towers Acquisition LLC and Hightower Communication Services, LLC, dated April 15, 2004 (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
10.31	Purchase Agreement between Pinnacle Towers Acquisition LLC and Skylink Properties, L.L.C., dated February 26, 2004 (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
10.32	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K (No. 001-32168) filed on January 12, 2005)*
10.33	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K (No. 001-32168) filed on February 17, 2005)
10.34	Form of Option Agreement, by and among Global Signal Inc., Fortress Investment Fund II LLC, Abrams Capital Partners II, L.P., Abrams Capital Partners I, L.P., Whitecrest Partners, L.P., Abrams Capital International, LTD, Riva Capital Partners, L.P., Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., and Greenhill Capital partners (Employees) II, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report of Form 8-K (No. 001-32168) filed on February 17, 2005)*
10.35	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Global Signal Operating Partnership, L.P. Bank of America, N.A., Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report of Form 8-K filed on February 17, 2005)
10.36	Investment Agreement, dated as of February 14, 2005, by and among Global Signal Inc., Fortress Investment Fund II LLC, Abrams Capital Partners II, L.P., Abrams Capital Partners I, L.P. Whitecrest Partners, L.P., Abrams Capital International, LTD, Riva Capital Partners, L.P., Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., and Greenhill Capital Partners (Employees) II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form 8-K filed on February 17, 2005)
12.1	Calculation of the non-GAAP Measurement Financial Ratios (incorporated by reference to Exhibit 12.1 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory plan or arrangement.

†	Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(c) Schedule I—Condensed Financial Information of Registrant

         Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information is included in our consolidated financial statements or notes thereto.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2004	F-3
Consolidated Statements of Operations for the Ten Months Ended October 31, 2002, the Two Months Ended December 31, 2002, and the Years Ended December 31, 2003 and 2004	F-4
Consolidated Statement of Changes in Stockholders' Equity for the Ten Months Ended October 31, 2002, the Two Months Ended December 31, 2002, and the Years Ended December 31, 2003 and 2004	F-5
Consolidated Statements of Cash Flows for the Ten Months Ended October 31, 2002, the Two Months Ended December 31, 2002, and the Years Ended December 31, 2003 and 2004	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Certified Public Accountants

Stockholders and Board of Directors of Global Signal Inc.

We have audited the accompanying consolidated balance sheets of Global Signal Inc. and subsidiaries (the Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the ten months ended October 31, 2002, the two months ended December 31, 2002, and the years ended December 31, 2003 and 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Signal Inc. and subsidiaries at December 31, 2003, and 2004, and the consolidated results of their operations and their cash flows for the ten months ended October 31, 2002, the two months ended December 31, 2002, and the years ended December 31, 2003 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As more fully described in Note 3 – Reorganization and Emergence from Chapter 11, to the consolidated financial statements, effective November 1, 2002, the Bankruptcy Court confirmed the Company's plan of reorganization and the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code. In accordance with AICPA Statement of Position No. 90-7, the Company adopted fresh start accounting whereby its assets, liabilities, and new capital structure were adjusted to reflect estimated fair values as of November 1, 2002. As a result, the consolidated financial statements for the periods beginning November 1, 2002, reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

As more fully described in Note 20 – Restatement of Previously Issued Financial Statements, to the consolidated financial statements, the accompanying balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the two months ended December 31, 2002 and year ended December 31, 2003 have been restated to correct the accounting for ground leases and depreciation of leasehold improvements.

/s/ Ernst & Young LLP

Tampa, Florida
March 28, 2005
except for the last paragraph of footnote 19
as to which the date is March 30, 2005

GLOBAL SIGNAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2003	December 31, 2004
	(restated)
Assets
Current assets:
Cash and cash equivalents	$9,661	$5,991
Accounts receivable, less allowance for doubtful accounts of $1,303 and $794, respectively	987	533
Prepaid expenses and other current assets	6,927	9,772
Total current assets	17,575	16,296
Restricted cash	—	72,854
Fixed assets, net of accumulated depreciation of $35,677 and $71,101, respectively	357,158	636,200
Intangible assets:
Goodwill	—	9,770
Leasehold interests, net of accumulated amortization of $5,318 and $8,730, respectively	12,916	7,791
Lease absorption value, net of accumulated amortization of $15,012 and $28,352, respectively	114,049	149,625
Other intangible assets, net of accumulated amortization of $250 and $588, respectively	2,485	4,461
Deferred debt issuance costs, net of accumulated amortization of $5,517 and $2,994, respectively	11,227	18,911
Other assets	4,557	7,461
	$519,967	$923,369
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,085	$1,960
Accrued expenses	14,170	14,437
Dividends payable	—	20,491
Deferred revenue	10,857	13,410
Interest rate swap liabilities, at fair value	1,970	—
Current portion of long-term debt	6,535	8,268
Total current liabilities	35,617	58,566
Long-term debt, net of current portion	257,716	698,652
Other liabilities	8,286	12,954
Total liabilities	301,619	770,172
Minority interest in subsidiary	817	—
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2003 and December 31, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 41,000,000 shares issued and outstanding at December 31, 2003, and 51,304,769 shares issued and outstanding at December 31, 2004	410	513
Additional paid-in capital	206,089	157,004
Deferred stock-based compensation	—	(3,101)
Accumulated other comprehensive loss	(1,133)	(1,219)
Retained earnings	12,165	—
	217,531	153,197
	$519,967	$923,369

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31,
			2003	2004
		(restated)	(restated)
Revenues	$137,435	$27,454	$166,670	$182,865
Direct site operating expenses (excluding impairment losses, depreciation, amortization and accretion)	46,570	9,028	56,572	57,462
Gross margin	90,865	18,426	110,098	125,403
Other expenses:
Selling, general and administrative (excluding $0, $0, $1,479 and $4,235 of non-cash stock-based compensation expense, respectively)	27,523	4,743	26,914	23,410
State franchise, excise and minimum taxes	1,671	330	848	69
Depreciation, amortization and accretion	73,508	10,119	47,137	54,288
Non-cash stock-based compensation expense	—	—	1,479	4,235
Impairment loss on assets held for sale	1,018	—	—	—
Impairment loss on assets held for use	4,541	—	—	—
Reorganization costs	59,124	—	—	—
	167,385	15,192	76,378	82,002
Operating income (loss)	(76,520)	3,234	33,720	43,401
Interest expense, net	45,720	4,041	20,477	27,529
Loss (gain) on early extinguishment of debt	(404,838)	—	—	9,018
Other loss (income)	(533)	84	(110)	(124)
Income (loss) from continuing operations before income tax benefit (expense)	283,131	(891)	13,353	6,978
Income tax benefit (expense)	5,195	(19)	665	(341)
Income (loss) from continuing operations	288,326	(910)	14,018	6,637
Income (loss) from discontinued operations	(32,076)	(84)	(131)	111
Income (loss) before gain (loss) on sale of properties	256,250	(994)	13,887	6,748
Gain (loss) on sale of properties	(78)	(2)	(726)	124
Net income (loss)	$256,172	$(996)	$13,161	$6,872
Basic income (loss) per common share:
Income (loss) from continuing operations	$5.94	$(0.02)	$0.34	$0.14
Income (loss) from discontinued operations	(0.66)	(0.00)	(0.00)	0.00
Gain (loss) on sale of properties	(0.01)	(0.00)	(0.02)	0.01
Net income (loss)	$5.27	$(0.02)	$0.32	$0.15
Diluted income (loss) per common share:
Income (loss) from continuing operations	$5.94	$(0.02)	$0.34	$0.13
Income (loss) from discontinued operations	(0.66)	(0.00)	(0.00)	0.00
Gain (loss) on sale of properties	(0.01)	(0.00)	(0.02)	0.01
Net income (loss)	$5.27	$(0.02)	$0.32	$0.14
Weighted average number of common shares outstanding
Basic	48,573	41,000	41,000	46,831
Diluted	48,573	41,000	41,112	49,683

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Comprehensive Income	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Stockholders' Equity
	Shares	Amount
Predecessor Company balance at December 31, 2001	48,430,593	$48	$773,231	$—		$(2,497)	$(686,984)	$83,798
Comprehensive income:
Net income					$256,172		256,172	256,172
Foreign currency translation adjustment					(171)	(171)		(171)
Amortization of accumulated other comprehensive income on terminated derivative instrument					2,668	2,668		2,668
Comprehensive income					$258,669
Conversion of convertible notes	158,851	—	12,450			—	—	12,450
Recapitalization and fresh-start adjustments:
Cancellation of old shares of common stock	(48,589,444)	(48)	(785,681)			—	—	(785,729)
Issuance of new shares of common stock	41,000,000	410	204,590			—	—	205,000
Fresh-start adjustments	—	—	—	—		—	430,812	430,812
Predecessor Company balance at October 31, 2002	41,000,000	410	204,590	—		—	—	205,000
Comprehensive income:
Net loss (two months-successor company) (restated)					$(996)	—	(996)	(996)
Foreign currency translation adjustment					326	326	—	326
Comprehensive income					$(670)
Successor Company balance at December 31, 2002 (restated)	41,000,000	410	204,590	—		326	(996)	204,330
Comprehensive income:
Net income (restated)					$13,161		13,161	13,161
Foreign currency translation adjustment					511	511	—	511
Change in fair value of derivative financial instruments					(1,970)	(1,970)	—	(1,970)
Comprehensive income					$11,702
Non-cash stock-based compensation			1,479			—	—	1,479
Pinnacle Towers Acquisition LLC issuance of shares of common stock for acquisition			20			—	—	20
Successor Company balance at December 31, 2003 (restated)	41,000,000	410	206,089	—		(1,133)	12,165	217,531
Comprehensive income:
Net income					$6,872	—	6,872	6,872
Foreign currency translation adjustment					948	948	—	948
Change in fair value of derivative financial instruments					(2,229)	(2,229)	—	(2,229)
Amortization of accumulated other comprehensive income on terminated derivative instruments					1,195	1,195	—	1,195
Total comprehensive income					$6,786
Issuance of common stock:
Initial public offering, net of offering costs of $13,674	8,050,000	81	131,145	—		—	—	131,226
Warrants exercised	757,972	8	6,456	—		—	—	6,464
Options exercised	1,399,155	14	8,564	—		—	—	8,578
Shares issued to directors	20,000	—	360	—		—	—	360
Ordinary dividends declared and paid ($1.00 per share)	—	—	(44,025)	—		—	(14,899)	(58,924)
Special distribution declared and paid ($3.47 per share)	—	—	(142,188)	—		—	—	(142,188)
Ordinary dividends declared	—	—	(16,353)	—		—	(4,138)	(20,491)
Restricted stock grant	77,642	—	2,020	(2,020)		—	—	—
Non-cash stock-based compensation	—		4,956	(2,352)		—	—	2,604
Amortization of deferred stock-based compensation			—	1,271				1,271
Purchase of Pinnacle Towers Acquisition LLC subsidiary	—	—	(20)	—		—	—	(20)
Successor Company balance at December 31, 2004	51,304,769	$513	$157,004	$(3,101)		$(1,219)	$—	$153,197

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31,
			2003	2004
		(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$256,172	$(996)	$13,161	$6,872
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	73,508	10,119	47,137	54,288
Amortization of deferred debt issuance and hedges	13,263	778	4,737	5,605
Deferred tax expense (benefit)	(5,768)	(70)	(665)	341
Provision for doubtful accounts	6,733	686	1,452	796
Non-cash stock-based compensation expense	—	—	1,479	4,235
Disposal of fixed assets	84	—	(31)	(631)
Minority share of net loss of subsidiary	22	—	16	—
Impairment losses	7,825	—	—	841
Reorganization items, net	21,239	—	—
Loss (gain) on early extinguishment of debt	(404,838)	—	—	9,018
Non-cash items reported in discontinued operations (primarily depreciation and impairment chanrges)	34,931	48	878	545
Change in fair value of derivative financial instruments	5,136	258	212	—
(Increase) decrease in:
Cash held in escrow	6,838	1	254	—
Accounts receivable	(3,628)	626	3,647	(341)
Prepaid expenses and other current assets	3,432	3,151	(1,914)	(1,309)
Other assets	(1,410)	(674)	(3,701)	(2,904)
Increase (decrease) in:
Accounts payable	(1,304)	(574)	(471)	(126)
Accrued expenses	10,001	(10,731)	(8,027)	267
Deferred revenues	(8,316)	3,574	(951)	2,553
Other liabilities	6,949	997	2,005	3,496
Net cash provided by operating activities	20,869	7,193	59,218	83,546
Cash flows from investing activities:
Acquisition of GoldenState Towers LLC, net of cash acquired	—	—	—	(64,458)
Payments made in connection with acquisitions of communications sites:
Fixed assets	(116)	—	(29,527)	(266,796)
Leasehold interests	(4)	—	—	—
Intangible assets	—	—	(24)	(35,552)
Capital expenditures	(9,273)	(762)	(8,544)	(9,057)
Proceeds from the sale of fixed assets	5,473	35	1,914	1,003
Funds invested in restricted cash	—	—	—	(294,491)
Funds provided by restricted cash	—	—	—	221,637
Purchase of Pinnacle Towers Acquisition LLC subsidiary	—	—	—	(20)
Net cash used in investing activities	(3,920)	(727)	(36,181)	(447,734)
Cash flows from financing activities:
Borrowings under mortgage loans	—	—	—	711,825
Borrowings under long-term debt	22,237	—	29,026	187,003
Repayment of long-term debt	(126,853)	(9,626)	(44,042)	(457,432)
Repayment of liabilities subject to compromise	(115,000)	—	—	—
Payment of debt issuance costs	(7,486)	—	(2,844)	(20,904)
Payment made to terminate interest rate swaps	—	—	—	(4,199)
Special distribution paid	—	—	—	(142,188)
Ordinary dividends paid	—	—	—	(58,924)
Proceeds from the issuance of common stock, net of offering costs	205,000	—	20	146,268
Net cash provided by (used in) financing activities	(22,102)	(9,626)	(17,840)	361,449
Effect of exchange rate changes on cash	(652)	128	114	(931)
Net increase in cash and cash equivalents	(5,805)	(3,032)	5,311	(3,670)
Cash and cash equivalents, beginning of period	13,187	7,382	4,350	9,661
Cash and cash equivalents, end of period	$7,382	$4,350	$9,661	$5,991
Non-cash investing and financing transactions:
Assets acquired under a capital lease obligation	$—	$—	$—	$1,404
Increase (decrease) in the fair value of interest rate swaps recorded to other comprehensive income	$(2,668)	$—	$1,970	$2,229
Issuance of common stock for debt	$97,959	$—	$—	$—
Common stock options issued in connection with the intitial public offering	$—	$—	$—	$1,865
Common stock issued to directors	$—	$—	$—	$360
Restricted shares issued to employees	$—	$—	$—	$2,020
Supplemental disclosure of cash flows:
Cash paid for interest and income taxes	$27,385	$8,734	$22,470	$19,903

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

GLOBAL SIGNAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

The accompanying audited consolidated financial statements reflect the financial position, results of operations and cash flows of Global Signal Inc. and its wholly-owned subsidiaries. Global Signal Inc., formerly Pinnacle Holdings Inc., owns and manages communications towers and other communications sites and leases space on them to providers of wireless communications and broadcast services, such as wireless telephony services, paging, mobile radio, wireless data transmission and radio and television broadcasting, and to operators of private networks such as federal, state and local government agencies.

As used herein, as of December 31, 2003 and 2004, unless the context otherwise requires, "we," "us," "our," "Company," or "Global Signal" refers to Global Signal Inc. and its wholly-owned consolidated subsidiaries, including, without limitation, Pinnacle Towers LLC, Pinnacle Towers Canada, Inc., Pinnacle Towers Acquisitions Holdings LLC, Global Signal Services LLC, and Pinnacle Towers Limited. All significant intercompany balances and transactions have been eliminated. "Fortress" refers to Fortress Investment Holdings LLC and certain of its affiliates, and "Greenhill" refers to Greenhill Capital Partners, L.P. and affiliated investment funds. "Abrams" refers to Abrams Capital, LLC and certain of its affiliates. Since November 1, 2002, Fortress has been our largest stockholder, Greenhill has been our second largest stockholder and Abrams has been our third largest stockholder.

As more fully described in Note 5, Pinnacle Towers Acquisition Holdings LLC ("Pinnacle Acquisition") and all of its wholly-owned subsidiaries, was acquired by Global Signal on February 6, 2004. Due to 99% common control of both Global Signal and Pinnacle Acquisition since Pinnacle Acquisition's formation on September 23, 2003, the merger was accounted for in a manner similar to a pooling of interests. Therefore, the financial statements of Pinnacle Acquisition have been included in these financial statements of Global Signal beginning September 23, 2003.

As of May 11, 2004, we completed our formation of an UPREIT structure whereby we own substantially all of our assets and conduct our operations through an operating partnership, Global Signal Operating Partnership, L.P. ("Global Signal OP"). Global Signal Inc. is the special limited partner of Global Signal OP. Global Signal GP LLC, our wholly-owned subsidiary, is the managing general partner and as such, has the exclusive power to manage and conduct the business of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP. The partnership agreement of Global Signal OP provides that it distribute cash flows from its operations to its limited partners and the managing general partner in accordance with their relative percentage interests. The distributions that we receive from Global Signal OP will, among other things, enable us to make dividend distributions to our stockholders. We believe that the UPREIT structure provides flexibility by enabling us to execute certain acquisitions more effectively by giving tax advantages to transferees who accept partnership units in the UPREIT as payment.

2.    Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

As further discussed in Note 3, we filed for bankruptcy under Chapter 11 in May 2002 and emerged on November 1, 2002. Due to the reorganization and implementation of fresh start accounting, the consolidated financial statements for the Successor Company (period starting November 1, 2002) are not comparable to those of the Predecessor Company.

Segment Reporting

The Company has determined that it operates in one segment, as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and

Related Information. All of our wireless communications towers and other communications sites offer essentially the same service to tenants. Therefore, our chief decision makers use site-specific information to allocate resources and make strategic and operational decisions. Our towers and sites are geographically dispersed across all 50 of the United States and the District of Columbia, and to a lesser extent in Canada and the United Kingdom. However, our foreign operations represent less than 5% of our revenues. See "Concentration of Credit Risk" elsewhere in Note 2 for additional information about our two largest customers, USA Mobility Inc. and Cingular Wireless Inc. which each exceeded 10% of our revenues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results may vary from estimates used and such variances could be material.

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries. All inter-company accounts, transactions and profits are eliminated. We have not consolidated the financial statements of Global Signal Trust I or Global Signal Trust II (collectively, the "Trusts"), described more fully in Note 11—Debt, because we do not have any equity ownership interest in the Trusts, we are not its primary decision makers and are not the primary beneficiary with respect to expected income or losses.

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2004, we had restricted cash of approximately $72.9 million. These escrowed funds primarily relate to cash held in our site acquisition reserve account established with proceeds from our December 2004 mortgage loan ($58.5 million remaining at December 31, 2004), which we expect to use to fund qualifying acquisitions of wireless communication sites within the first five months of 2005. In addition, restricted cash includes amounts held in escrow in connection with our February and December 2004 mortgage loans for insurance, real estate taxes and ground lease rental payments. Based on the terms of our mortgage loans, as cash for lease payments is received from tenants it is directly deposited to this account and is subsequently released to our general cash operating account as each one of the sub accounts reaches a pre-established funding level. The sub accounts consist of monies designated in the mortgage loan agreements for certain operating and debt service expenditures. There was no restricted cash at December 31, 2003.

Accounts Receivable

Our accounts receivable are generally unsecured as we require no collateral. We establish a general reserve in addition to a specific reserve for receivables with known collection doubts due to circumstances such as payment history, poor liquidity or bankruptcy. Collection doubts are primarily identified using an analysis of aged receivables based on invoice dates and monitoring customers' status using publicly available information. Items that are deemed uncollectible are written off against the allowance for doubtful accounts. Interest charged on overdue receivables is recognized when collected and has not been material.

Concentration of Credit Risk

Substantially all of our accounts receivable are with national and local wireless communications providers along with Federal, state, and local government agencies, and operators of private wireless networks. Sales to our largest customer, USA Mobility, Inc. (the company created from the November 16, 2004 merger of Arch Wireless and Metrocall), accounted for 15.0% and 16.2% of revenues for the years ended December 31, 2004 and 2003, respectively, 16.5% of revenues for the two months ended December 31, 2002, and 16.2% of revenues for the ten months ended October 31, 2002. Prior to Arch's emergence from Chapter 11 protection under the U.S. Bankruptcy Code in May 2002, we renegotiated a new three-year master antenna site lease with Arch which is scheduled to expire in May 2005. The number of sites that Arch Wireless currently occupies is significantly less than the maximum number of sites allowable under the current contract for the fixed minimum rate. Consequently, we believe that it is likely that the Arch Lease will be renewed on terms and rates that are significantly less favorable to us than those currently in place. Sales to our second largest customer, Cingular Wireless, Inc. (after considering its October 16, 2004 acquisition of AT&T Wireless), accounted for 12.6% and 9.8% of revenues for the years ended December 31, 2004 and 2003, respectively, 9.8% of revenues for the two months ended December 31, 2002, and 9.2% of revenues for the ten months ended October 31, 2002. No other customer represented over 10.0% of our revenues for the periods presented. Our largest single receivable balance as of December 31, 2004 is $0.6 million due from Motient Communications. In addition, some of our customers have filed Chapter 11 petitions in the U.S. Bankruptcy Courts; however, we have provided an allowance based on our best estimates of amounts that we believe will not ultimately be collected.

Fixed Assets

Fixed assets are stated at cost less impairment losses, if any, except for those assets owned at November 1, 2002, which were revalued and recorded at reorganization value (which approximates fair value) in accordance with fresh start accounting (See Note 3—Reorganization and Emergence from Chapter 11). Betterments, renewals and extraordinary repairs, which increase the value or extend the life of the asset, are capitalized. Repairs and maintenance costs are expensed as incurred. Fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets or in the case of assets located on leased land, the shorter of the remaining term of the underlying lease or sublease including the assumed renewal periods, or the estimated useful life. Equipment held under capital leases is amortized on a straight-line basis over the term of the lease or the remaining estimated life of the leased property, whichever is shorter, and the related amortization is included with depreciation expense. Fixed assets includes the carrying amounts of assets included in discontinued operations.

Depreciation expense from continuing operations for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002, and ten months ended October 31, 2002 was $36.1 million, $28.7 million, $7.0 million, and $56.6 million, respectively. In connection with the application of fresh start accounting, we revalued our fixed assets downward by $471.8 million to reflect the fair values of the assets as of our emergence from bankruptcy.

Leasehold Interests

Leasehold interests represent our interest as a lessee in various rooftops and other leased communications sites and are stated at cost except those existing at November 1, 2002, which were revalued in accordance with fresh start accounting (See Note 3—Reorganization and Emergence from Chapter 11). Leasehold interests are being amortized over four years, using the straight line method. Amortization expense on leasehold interests related to continuing operations for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002, and ten months ended October 31, 2002 was $4.1 million, $4.9 million, $0.8 million, and $16.9 million, respectively.

Lease Absorption Value

Lease absorption value, recorded in connection with our implementation of fresh start accounting and subsequent tower asset acquisitions, represents the tenant lease rentals which we would have foregone during the period of time required to attract a new tenant lease for each of the tenant leases in-place at the date of our fresh start accounting or for assets acquired after November 1, 2002, the date of the acquisition. For leases in place at the date of our fresh start accounting, the lease absorption value is being amortized over 16 years, the estimated remaining contractual terms of the in-place leases and their expected renewals, in an accelerated manner consistent with the lease revenues associated with those leases and expected renewals. For acquisitions completed since December 2003, the lease absorption value is being amortized on a straight-line basis over the estimated remaining contractual terms of the in-place leases and their expected renewals.

Historically over 90% of our tenants have exercised their renewal rights as provided in the terms of their leases and we incur no additional costs related to the renewals, therefore we have considered the expected renewal periods when establishing our lease absorption value and associated amortization period. Our accelerated amortization method was calculated using the tenant lease commencement dates and the expirations and expected renewals based on the tenant technology types. Our accelerated amortization reflects the mix of revenues from technologies and the expected churn rate from declining usage. Our acquisitions since November 2002 are primarily wireless telephony tenants, which have historically experienced lower churn rates and higher lease renewal rates, and therefore the amortization is not accelerated.

Amortization expense on lease absorption value related to continuing operations for the years ended December 31, 2004 and 2003, and the two months ended December 31, 2002 was $13.3 million, $12.9 million, and $2.1 million, respectively. No lease absorption value was recorded by the Predecessor Company.

Goodwill

Goodwill represents the aggregate purchase price of acquired businesses in excess of the fair value of the acquisitions. Goodwill is evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2004 we had recorded approximately $9.8 million in goodwill related to our one business combination in 2004. There was no goodwill recorded at December 31, 2003.

Other Intangible Assets

Lease origination value, recorded in connection with our implementation of fresh start accounting and subsequent tower asset acquisitions, represents the value associated with "cost avoidance" of acquiring an in-place lease and was determined based on our estimate of the incremental cost to replace these leases, namely sales commissions. Similar costs incurred prior to and subsequent to fresh start accounting are expensed because the amounts are not material to our statements of operations. Lease origination value for assets owned as of November 1, 2002, is being amortized using the straight line method over 16 years, the estimated average remaining contractual terms of the in-place leases and their expected renewals. For acquisitions completed since November 2002, the lease origination value is being amortized using the straight-line method over the average estimated remaining contractual terms of the in-place leases and their expected renewals.

Our only other intangible asset recorded on the balance sheet is a trademark purchased in 2003.

Amortization expense on other intangible assets related to continuing operations for the years ended December 31, 2004 and 2003 was $0.3 million and $0.2 million, respectively. There was no amortization expense for the two months ended December 31, 2002 or the ten months ended October 31, 2002.

Asset Retirement Obligations

Effective with our emergence from Chapter 11, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We recorded an asset retirement obligation of $5.3 million for our estimated future obligation to dismantle towers on leased land sites in connection with our fresh start accounting and $1.3 million in connection with the acquisitions made since December 1, 2003, using discounted cash flows of expected dismantling expenses. We used a discount factor of 13% in connection with our fresh start accounting and a factor of 12% for subsequent additions and an annual cost increase factor of 2.5%.

Our original asset retirement obligation of $5.3 million was increased by accretion expense of $0.2 million in the two months ended December 31, 2002 resulting in a balance at December 31, 2002 of $5.5 million. During 2003, we recorded an additional asset retirement obligation of $0.1 million in connection with our purchase of 67 communication tower assets as well as accretion expense of $0.4 million. In 2003, we revised our estimate of dismantling costs and reduced the obligation and the tower assets by $1.3 million. The asset retirement obligation balance at December 31, 2003 was $4.7 million. During 2004, we recorded additional asset retirement obligations of $1.2 million in connection with our acquisitions as well as accretion expense of $0.5 million. The asset retirement obligation balance at December 31, 2004 is $6.4 million, which is the net present value of our expected future cash outlays of approximately $62.9 million.

Impairment of Long-lived Assets

We follow SFAS No. 144, Accounting For The Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. We evaluate the profitability of our sites as part of the ongoing operations of our business.

As prescribed by SFAS No. 144, we evaluate the recoverability of fixed assets and definite-life intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount is reduced to the present value of its expected future cash flows and an impairment loss recognized. We recorded asset impairments on discontinued operations during the years ended December 31, 2004 and 2003, of $0.5 million and $0.4 million, respectively. No impairment charges were recorded during the two months ended December 31, 2002. Asset impairment charges of $5.6 million and $31.4 million were recorded for continuing and discontinued operations, respectively, for the ten months ended October 31, 2002.

Other Assets

Other assets include deposits on ground leases and accrued tenant lease receivables on multi-year tenant leases recorded in connection with straight-line revenue recognition under SFAS No. 13, Accounting for Leases.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are reflected in our balance sheets at their carrying values, which approximate their fair values at December 31, 2004 and 2003, due to their short maturity. We consider our variable rate financial instruments, primarily derivatives and long term debt, to be representative of current market interest rates and, accordingly, the recorded amounts also approximate fair market value.

Derivatives

We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivatives that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

Foreign Currency Translation

All asset and liability accounts of our international operations, which are based in Canada and the United Kingdom, are translated into U.S. dollars at current rates. Revenues, costs and expenses are translated at the average currency rate which prevailed during the fiscal period. We have no activities in any hyperinflationary economies. In general, gains and losses resulting from foreign currency transactions are included in income currently. In accordance with SFAS No. 52, Foreign Currency Translation, long-term translation differences in the intercompany accounts are excluded from net income and are recorded as other comprehensive income, a component of stockholders' equity. Gains and losses resulting from translation of financial statements are also excluded from net income and are recorded as other comprehensive income, a component of stockholders' equity.

Revenue Recognition

We generate revenue by leasing space on communications sites we own or which we lease from or manage for others. In almost all instances, we are the lessor under our tenant leases. Revenue is recorded in the month in which it is earned. Revenue from lease arrangements with our tenants on communications sites that have fixed-rate escalation clauses are recognized on a straight-line basis over the contractual life of the related lease agreements excluding tenant renewal options. Amounts recognized in months before being billed to our tenants due to straight lining are included in other assets. As a part of fresh start accounting, this asset was revalued considering only the remaining payments from leases in effect at November 1, 2002. Amounts recognized as revenue on tenants billed in arrears are included in other assets in the months before these tenants are billed.

Revenue from management contracts for sites owned by third parties is recognized on a gross basis as earned, to the extent the management contract requires us to lease directly with the tenants on those towers because the tenant views us as the primary obligor to fulfill the terms of the lease, and on a net basis to the extent we only earn a fee based on percentage of revenue or revenues collected. Fee based revenues are not material to our consolidated financial statements.

We further evaluate our revenue recognition and defer any revenue if the following criteria are not met: persuasive evidence of an arrangement exists, payment is not contingent upon other performance or other obligations, the price is fixed or determinable and collectibility is reasonably assured. Rental amounts received in advance of the month earned are recorded as deferred revenue.

Interest Expense

We record interest expense on various debt obligations and include the amortization of deferred debt issuance costs, original issue discount and the amortization of settlement amounts of interest rate swaps included in other comprehensive income, in interest expense. The table below details the components of net interest expense as presented on the consolidated statements of operations (in thousands).

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Interest on long-term debt	$25,055	$3,066	$15,912	$22,039
Interest rate swap—May 2000 Swap	7,805	257	212	—
Interest rate swap—August 2004 Swaps	—	—	—	40
Amortization of original issue discount	11,319	—	—	—
Amortization of derivative settlement costs	—	—	—	1,153
Amortization of deferred debt issuance costs	1,944	778	4,732	4,412
Less: Capitalized interest	(403)	(60)	(379)	(115)
	$45,720	$4,041	$20,477	$27,529

Deferred Financing and Equity Costs

We amortize deferred financing costs using the effective interest method over the expected term of the debt and record such amortization as interest expense. Amortization of annual commitment fees for unused portions of available borrowings are also recorded as interest expense. Costs incurred in advance of closing an equity offering are capitalized and deferred until the equity financing is consummated, at which time the assets are offset against the proceeds recorded in stockholders' equity. Deferred equity costs are expensed when it is probable that the equity financing will not be consummated.

Income Taxes

We have elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, we and our "qualified REIT subsidiaries" (other corporations wholly owned by us which are not "taxable REIT subsidiaries") are not generally subject to Federal income tax. We believe that from our inception we have been organized and operated in such a manner as to qualify for taxation as a REIT. We are allowed a tax deduction for the amount of dividends paid to stockholders, thereby effectively subjecting our distributed net income to taxation at the stockholder level only, provided we distribute at least 90% of our REIT taxable income and meet certain other requirements for qualifying as a REIT.

Income tax expense relates to our taxable REIT subsidiaries only, and is accounted for using the liability method as described in SFAS No. 109, Accounting for Income Taxes.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and "other comprehensive income." Our accumulated other comprehensive income is comprised of the following (in thousands):

	December 31, 2003	December 31, 2004
Foreign currency translation adjustment	$837	$1,785
Change in fair value of derivatives	(1,970)	(3,004)
	$(1,133)	$1,219

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock option grants to employees and directors using the intrinsic value method under Accounting

Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS Statement No. 123. Under APB No. 25, no compensation costs are recognized relating to the option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. During 2004, we recognized $1.3 million of compensation expense related to stock options granted with exercise prices below market value and restricted stock grants. The unamortized portion of the related compensation expense is recorded as unearned compensation, a contra account within stockholders' equity. We use the accelerated method to recognize compensation expense of our equity-based awards with graded vesting.

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

Had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant consistent with the provisions of SFAS No. 123, our net income would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31,
			2003	2004
		(Restated)	(Restated)
Net income (loss) attributable to common stockholders:
Net income (loss) as reported	$256,172	$(996)	$13,161	$6,872
Add: Non-cash stock-based compensation expense included in reported net income, net of $0 related tax effect for all periods	—	—	—	1,264
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(6,401)	(3,947)	(7,376)	(4,476)
Pro forma net income (loss)	$249,771	$(4,943)	$5,785	$3,660
Basic income (loss) per share attributable to common stockholders:
Net income (loss) as reported	$5.27	$(0.02)	$0.32	$0.15
Pro forma net income (loss)	5.14	(0.12)	0.14	0.08
Diluted income (loss) per share attributable to common stockholders:
Net income (loss) as reported	$5.27	$(0.02)	$0.32	$0.14
Pro forma net income (loss)	5.14	(0.12)	0.14	0.07

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting periods and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Risk-free interest rate	4.86%	1.94%–2.58%	1.94%–2.58%	1.93%
Cumulative volatility	53.20%	255.00%	109.60%	31.25%
Dividend yield	—	2.00%	2.00%	7.29%
Weighted average expected life of options	6 years	3 years	3 years	3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Successor Company's common stock did not trade on public markets until June 3, 2004, a volatility based on publicly-traded competitors was used in the Black-Scholes option valuation model for the two months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively, and no options have been granted since the Successor Company became publicly traded.

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

Reclassifications

Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements, and are as follows:

a.	Employees advances for $8,000 were reclassified from other non-current assets to current assets at December 31, 2003 to conform to the December 31, 2004 presentation.

b.	Miscellaneous income of $125,000 and $52,000 was reclassified from interest expense, net to other income (expense) for the year ended December 31, 2003 and the two months ended December 31, 2002, respectively, to conform to the December 31, 2004 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the new pronouncement is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pronouncement is effective for us as of July 1, 2005. As of the required effective date, we will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost for the portion of awards for which the requisite service has not been rendered and that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date, based on the grant date fair value of those awards calculated under SFAS No. 123. We have not yet determined the effect of the new standard on our financial statements.

3.    Reorganization and Emergence from Chapter 11

The Reorganization

On May 21, 2002 (the "Petition Date"), Global Signal and certain of its wholly owned subsidiaries, Pinnacle Towers LLC, Pinnacle Towers III LLC and Pinnacle San Antonio LLC

(collectively, the "Debtors") filed voluntary petitions for relief (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). From the Petition Date, and continuing through our emergence, we operated the business and managed our assets in the ordinary course as debtors-in-possession.

On October 9, 2002, the Bankruptcy Court entered an order approving our Second Amended Plan of Reorganization (the "Plan") and we emerged on November 1, 2002 (the "Effective Date"). The Plan provided for an equity investment of up to $205.0 million pursuant to the terms of the Security Purchase Agreement ("Purchase Agreement") with Fortress Investment Group ("Fortress") purchasing up to approximately 27,470,000 shares of common stock (the "Fortress Shares") of the reorganized Global Signal Inc. (the "Successor Company") and Greenhill Capital Partners, L.P. and affiliated investment funds ("Greenhill") purchasing up to approximately 13,530,000 shares of common stock of the Successor Company (the "Greenhill Shares," and together with the Fortress Shares, the "Investor Shares"). Collectively, Greenhill and Fortress are referred to as the "Investors". The Purchase Agreement also provided for the cancellation of the 10% senior notes due 2008 ("Senior Notes") in exchange for up to $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the holder's prior election, a combination of cash and up to 49.9% of the Successor Company's outstanding common stock. As a part of the emergence from bankruptcy, approximately $21.9 million in cash was paid to holders of Senior Notes, including $0.3 million of accrued interest, with the remainder owed to such holders satisfied with 18.5 million shares of our Successor Company common stock. The number of Investor Shares (and hence the associated cash investment) were proportionately decreased by the number of shares purchased by holders of the Senior Notes.

The Purchase Agreement also provided for the cancellation of the 5.5% convertible notes due 2007 ("Convertible Notes") in exchange for up to $0.5 million in cash and warrants exercisable for five years that allow the purchase of up to approximately 410,000 shares of the Successor Company's common stock at approximately two times the price of the Investor Shares or $10.00 per share. This exercise price was adjusted pursuant to the term of the warrant agreement, from $10.00 to $8.53 per share due to the special distribution declared and paid on February 5, 2004. Convertible Note holders increased this cancellation amount to a total of $1.0 million in cash and warrants to purchase 820,000 shares of our common stock, representing approximately 2% of the Successor Company's equity capitalization, by agreeing to give certain releases.

The Purchase Agreement further provided for cancellation of all the outstanding shares of the Predecessor Company's common stock. Former stockholders and plaintiffs in a stockholder class action received warrants to purchase up to 205,000 shares of the Successor Company's common stock (representing approximately ½% of the equity capitalization) at $10.00 per share exercisable for five years. This warrant exercise amount was increased to 409,850 shares, representing approximately 1% of the Successor Company's capitalization, when the former stockholders agreed to give certain releases. This exercise price was adjusted pursuant to the term of the warrant agreement, from $10.00 to $8.53 per share due to the special distribution declared and paid on February 5, 2004.

In connection with the restructuring, existing senior credit facility lenders were paid approximately $93.0 million in cash, with the remainder of the full amount owed to them incorporated into an amended and restated credit facility consisting of a three year secured term loan of $275.0 million and a new secured revolving credit facility of $30.0 million. (See Note 11—Debt).

Trade and other creditors were paid in full in the ordinary course, with no impairments.

Holders of the Senior Notes and the Convertible Notes received their distributions under the Plan on November 6, 2002. Following the closing of the Purchase Agreement, the Predecessor Company filed a Form 15 with the Securities and Exchange Commission ("SEC"). Pursuant to the filing of Form 15 with the SEC on November 4, 2002, the Predecessor Company's securities registered under §12(g) of the Securities Exchange Act of 1934, as amended, were deregistered as of February 3, 2003.

Liabilities Subject to Compromise

Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date, which were impaired and resolved in connection with the Chapter 11 filing. The principal categories of our claims classified as liabilities subject to compromise, and the resolution of those claims, consist of the following (in thousands):

	Total Subject to Compromise	Discharged in Bankruptcy	Satisfied
Accrued interest	$7,288	$7,288	$—
10% Senior Notes due 2008	325,000	211,000	114,000
5.5% Convertible Notes due 2007	187,550	186,550	1,000
	$519,838	$404,838	$115,000

Our gain on the discharge of debt in the amount of $404.8 million was recognized in the period from January 1, 2002 to October 31, 2002 by the Predecessor Company as a result of the reorganization under Chapter 11 of the Bankruptcy code.

Reorganization, Restructuring and Other Special Charges

Reorganization expenses are items of expense and loss that were realized by the Predecessor Company as a result of the reorganization under Chapter 11 of the Bankruptcy Code. During 2002, the Predecessor Company recorded $59.1 million of reorganization expenses.

Net reorganization expenses for the Predecessor Company for the ten months ended October 31, 2002, the only period in which these costs were incurred, consisted of the following (in thousands):

Accelerated accretion on original issue discount	$23,050
Professional fees related to company and Investors' advisors	14,752
Accelerated amortization of deferred debt issuance costs	9,128
Professional fees related to creditor advisors	5,740
Retention plan costs	3,385
Professional fees related directly to the filing	1,973
Debtor-in-possession fees related to refinancing	696
Settlement of damage claims	400
$59,124

Fresh Start Accounting

On November 1, 2002, we adopted fresh start accounting pursuant to SOP 90-7. In accordance with the principles of fresh start accounting, we adjusted the value of our assets and liabilities to their reorganization value (which approximates fair value) as of the Effective Date.

The reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Predecessor's consolidated balance sheet at October 31, 2002. Reorganization adjustments were recorded in the predecessor period and fresh start adjustments were recorded as of November 1, 2002, in the successor period.

Reorganized Condensed Consolidated Balance Sheet

November 1, 2002

(in thousands)

	Predecessor Company October 31, 2002	Reorganization Adjustments		Fresh Start Adjustments		Successor Company November 1, 2002
Assets
Cash and cash equivalents	$21,819	$(14,438)	(a)	$—		$7,381
Accounts receivable, net	7,398	—		—		7,398
Prepaid expenses/other	7,748	409	(b)	—		8,157
Total current assets	36,965	(14,029)		—		22,936
Fixed assets, net	849,349	—		(471,842	)(h)	377,507
Intangible assets	—	—		129,943	(i)	129,943
Other assets	22,784	6,850	(c)	(15,317	)(j)	14,317
	872,133	6,850		(357,216)		521,767
Total assets	$909,098	$(7,179)		$(357,216)		$544,703
Liabilities and Stockholders' Equity
Accounts payable	$3,131	$—		$—		$3,131
Accrued expenses	34,680	(8,172	)(d)	(2,199	)(k)	24,309
Other current liabilities	17,489	—		—		17,489
Current portion of long-term debt	376,473	(354,161	)(e)	—		22,312
Liabilities subject to compromise	115,000	(115,000	)(f)	—		—
Total current liabilities	546,773	(477,333)		(2,199)		67,241
Long term debt, less current portion	—	265,154	(g)	—		265,154
Other long term liabilities	6,610	—		(104	)(l)	6,506
Minority interest	798	—		4		802
Stockholder's equity	354,917	205,000		(354,917)		205,000
Total liabilities and stockholders' equity	$909,098	$(7,179)		$(357,216)		$544,703

Adjustments reflected in the reorganized condensed consolidated balance sheet above are as follows:

(a)	In total, cash decreased $14.4 million as a result of the following sources and uses: The sources of cash consisted of (1) a $112.6 million equity investment and (2) a $4.0 million revolver draw. The uses of cash consisted of (1) $93.0 million to repay bank debt, (2) $22.6 million to satisfy cash obligations of the holders of Senior Notes electing cash, (3) $6.8 million to pay finance fees associated with the new credit facility, (4) $6.3 million to pay for accrued professional fees related to restructuring, (5) $1.9 million to pay for accrued interest on bank debt and (6) $0.4 million to pre-pay various fees related to the new financing and restructuring.

(b)	Prepaid expenses/other increased by $0.4 million due to payments made in advance for various fees related to the new financing and restructuring.

(c)	Other assets increased by $6.8 million due to fees associated with the amended credit facility. We recorded these fees as deferred debt costs and will amortize them over the life of the credit facility using the effective interest method.

(d)	Accrued expenses decreased by $8.2 million. We paid $6.3 million of accrued professional fees related to the restructuring as well as $1.9 million of accrued interest on bank debt.

(e)	Current portion of long-term debt decreased $354.2 million. We made a $93.0 million payment on our bank debt and reclassified $261.2 million to long-term debt.

(f)	Liabilities subject to compromise of $115.0 million were totally satisfied by a $22.6 million cash payment to the holders of the Senior Notes and Convertible Notes and the conversion of $92.4 million of Senior Notes to common stock.

(g)	Long-term debt increased $265.2 million. We reclassed $261.2 million to long-term debt from current portion of long-term debt and recorded a $4.0 million draw on our revolving credit facility.

(h)	Fixed assets have been revalued to reflect the reorganization value of the assets at fair market value determined by reliance on independent valuations and discounted cash flow methods.

(i)	Intangible assets of $130.0 million have been recorded consisting of lease absorption value of $127.3 million and lease origination value of $2.7 million in accordance with SFAS No. 141.

(j)	Other assets were reduced by $15.3 million as we eliminated $4.4 million in deferred tax assets and reduced the straight-line deferred lease receivable balance by $10.9 million.

(k)	Accrued expenses decreased by $2.2 million. We eliminated our $2.2 million unfavorable lease liability related to prior acquisitions.

(l)	Other long-term liabilities decreased by $0.1 million. We reduced our deferred tax liability by $4.9 million and eliminated our $0.5 million straight-line deferred lease liability balance. We also recorded a $5.3 million asset retirement obligation.

4.    Discontinued Operations

During 2002 and 2003, we entered into definitive agreements to divest ourselves of certain non-core assets and under-performing tower sites. Included in this group were two wholly-owned subsidiaries, an office building, a portfolio of microwave tower sites and various non-strategic under-performing sites. During 2004, we made decisions to divest ourselves of additional under-performing tower sites. The operations related to each of these assets were sold or liquidated by December 31, 2004 except for 45 under-performing sites that were held for disposal by sale at December 31, 2004. During 2004 and 2003, we recognized impairment charges on our underperforming sites of $0.5 million and $0.4 million, respectively.

In accordance with SFAS No. 144, we classified the operating results of these assets as discontinued operations in the accompanying consolidated financial statements and all prior periods have been classified to conform to the current year presentation with respect to these assets. Long-lived assets classified as held for disposal as a result of disposal activities that were initiated prior to SFAS No. 144's initial application continue to be accounted for in accordance with the prior pronouncements applicable for each disposal and hence are excluded from discontinued operations.

Results of operations for these discontinued assets for the year ended December 31, 2004 and 2003, the two months ended December 31, 2002 and the ten months ended October 31, 2002 are as follows (in thousands):

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
		(Restated)	(Restated)
Revenues	$10,229	$1,141	$4,567	$1,929
Cost of revenues (excluding impairment losses, depreciation, amortization and accretion expense)	6,797	1,083	4,204	1,779
Gross Margin	3,432	58	363	150
Other expenses:
Selling, general and administrative	576	95	40	1
Depreciation, amortization and accretion	3,448	47	36	82
Impairment loss on assets held for sale	—	—	418	463
Impairment loss on assets held for use	31,386	—	—	—
	35,410	142	494	546
Operating loss from discontinued operations	(31,978)	(84)	(131)	(396)
Other income (expense), net	—	—	—	—
Loss before income tax benefit (expense)	(31,978)	(84)	(131)	(396)
Income tax benefit (expense)	—	—	—	—
Loss from discontinued operations, net of income taxes before gain (loss) on sale of properties	(31,978)	(84)	(131)	(396)
Gain (loss) on disposal of assets	(98)	—	—	507
Gain (loss) from discontinued operations, net of income taxes	$(32,076)	$(84)	$(131)	$111
Basic and diluted net income (loss) attributable to common stockholders per share:
Basic income (loss) from discontinued operations attributable to common stockholders	$(0.66)	$(0.00)	$(0.00)	$0.00
Diluted income (loss) from discontinued operations attributable to common stockholders	$(0.66)	$(0.00)	$(0.00)	$0.00
Weighted average number of common shares outstanding
Basic	48,573	41,000	41,000	46,831
Diluted	48,573	41,000	41,112	49,683

The following is a summarized balance sheet presenting the carrying amounts of the major classes of assets and liabilities related to discontinued operations as of December 31, 2003 and 2004 (in thousands):

	December 31, 2003	December 31, 2004
Property and equipment, net	$—	$225
Other assets	—	—
Assets held for sale	$—	$225
Other liabilities	$—	$—

5.    Acquisitions

On September 23, 2003, a majority of our stockholders formed a new company, Pinnacle Towers Acquisition Holdings LLC ("Pinnacle Acquisition") then known as Pinnacle Towers Acquisition Inc. with an initial capitalization of $20,000 in cash. This entity had no operations until December 4, 2003, when its subsidiary, Pinnacle Towers Acquisition LLC, acquired a portfolio of 67 tower sites primarily located in the southeastern United States. Pinnacle Acquisition paid the seller $26.3 million in cash, and incurred approximately $1.0 million in deal costs. Pinnacle Acquisition financed this purchase using borrowings under a $100.0 million credit facility. On February 6, 2004, we acquired the common stock of Pinnacle Acquisition for approximately $21,000 cash and the assumption of Pinnacle Acquisition's outstanding debt of $28.0 million under the credit facility. Because over 99% of the stockholders of Global Signal are also stockholders in Pinnacle Acquisition, in the same proportions, this acquisition is a business combination among "entities under common control" and we have accounted for it in a manner similar to a pooling of interests. As a result, we have included the results of operations and balance sheet of Pinnacle Acquisition in our financial statements beginning September 23, 2003.

During 2004 we acquired 862 wireless communication sites from 48 unrelated sellers. Of the acquired communication sites, 648 were acquired as acquisitions of assets for a total purchase price of $294.0 million, including fees and expenses, and 214 communication sites were acquired as part of a business combination described below for $64.5 million, including fees and expenses. Prior to December 7, 2004, the acquisitions were funded through borrowings under our credit facility and a portion of the net proceeds from our initial public offering. After December 7, 2004, the date of our December 2004 mortgage loan, the acquisitions were funded with cash from the site acquisition reserve account established as part of the December 2004 mortgage loan.

Business Combination

On November 11, 2004, we completed the acquisition of all of the membership interests of GoldenState Towers LLC ("GoldenState") for an aggregate cash purchase price of $64.5 million, including fees and expenses. This acquisition has been accounted for as a business combination, using the purchase method of accounting and the results of GoldenState's operations have been included in the consolidated financial statemetns as of the date of acquisition. GoldenState owns or operates 214 wireless communication towers that derive substantially all of their revenues from wireless telephony tenants and are located primarily in California, Oregon, Idaho, Washington, Nevada and Arizona. The acquisition was partially funded from cash previously deposited in escrow and the balance with borrowings under our credit facility. The business combination represents a significant expansion of our assets, operations and employee base into the western portion of the United States.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition based on a preliminary third party appraisal (in thousands):

Tower assets	$39,153
Intangible assets	15,678
Goodwill	9,770
Asset retirement obligation	(143)
Net assets	$64,458

Intangible assets consist of $15.3 million of lease absorption value and $0.4 million of lease origination value, each of which will be amortized over their estimated life of 23 years. Amortization for each of the next five years will total approximately $0.7 million per year.

Unaudited pro forma financial information is not presented because the annual revenues of GoldenState are less than 5% of our consolidated 2004 revenues and hence the impact of the acquisition is not expected to be material.

In June 2004, we acquired the remaining 9% minority interest in Pinnacle Towers Limited, our UK subsidiary, for approximately $1.2 million including fees and expenses. We funded the acquisition of the minority interest with a portion of the net proceeds from our initial public offering.

A number of our acquisition agreements provide for additional proceeds to be paid to the sellers for future lease commencements during a certain period, usually one year or less, after the acquisition is completed, or upon the occurrence of a specific event. The amount of this contingent purchase price is not expected to be material. As of December 31, 2004 and 2003, we had no accruals for future contingent acquisitions payments, and had maximum additional contingent payments of $1.5 million.

6.    Fixed Assets

Fixed assets consist of the following (in thousands):

	Estimated useful lives in years	December 31, 2003	December 31, 2004
	(restated)
Communications assets:
Communications tower assets	13-16	$344,798	$640,700
Communications site equipment	12	2,736	5,222
Buildings	15-40	115	797
Land	n/a	35,155	43,861
Construction in progress	n/a	2,006	4,845
Total telecommunications assets		384,810	695,425
Other:
Vehicles	3	1,073	1,126
Furniture, fixtures and other office equipment	5-8	3,692	3,776
Data processing equipment	3-5	3,260	6,974
Total fixed assets		392,835	707,301
Accumulated depreciation		(35,677)	(71,101)
Fixed assets, net		$357,158	$636,200

7.    Intangible Assets

Intangible assets consist of goodwill, lease absorption value, leasehold interests, lease origination value, and an indefinite life trademark. The intangible assets, other than the trademark and goodwill, are being amortized over estimated useful lives ranging from 4 to 28 years, with estimated future amortization as follows as of December 31, 2004 (in thousands):

Year ending December 31,
2005	$17,425
2006	16,465
2007	7,960
2008	7,260
2009	6,687
2010 and thereafter	106,056
$161,853

8.    Impairment on Assets Held for Sale

The following assets met the held for sale" criteria during periods prior to January 1, 2002, when we followed SFAS No. 121 and thus are not reflected as discontinued operations.

Wire Line Telephony Collocation Facilities

On June 7, 2001, the Predecessor Company adopted a plan to dispose of certain operating assets pursuant to management's decision to dedicate resources to improving the financial results of communications site operations. Of the original five wire line telephony co-location properties held for sale, three were sold in 2001 and two were sold in the ten months ended October 31, 2002.

The historical carrying value of the five wire line telephony co-location facility properties, which were acquired during 2000, prior to any impairment was approximately $65.0 million. During the year ended December 31, 2001, we recognized an impairment loss of approximately $37.5 million, which is included in operating expenses as impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell for these five properties at the end of the year. We estimated the fair market value less costs to sell based upon actual purchase and sale agreements and for those which were prior to such time of our entering into purchase and sale agreements, we estimated sales price based on an anticipated multiple of cash flow for the wire line telephony co-location facilities. Depreciation expense was not recognized after the date the co-location assets were classified as held for sale.

For the ten months ended October 31, 2002, the two remaining wire line telephony co-location facilities had net operating losses of $0.3 million. The combined properties produced revenues of $1.1 million, had operating expenses of $0.4 million, and tax and depreciation charges of $1.0 million.

Land

On September 27, 2001, we adopted a plan to dispose of additional operating assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land principally located under towers currently owned by other tower companies and communications service providers were classified as assets held for sale and an impairment loss of $5.1 million was recognized.

As a condition of our new investors' equity contributions on November 1, 2002, these land parcels could no longer be sold. They have therefore been reclassified into assets held for use, as of October 31, 2002, in accordance with SFAS No. 121. For reclassification purposes, the asset was measured at the lower of the carrying amount of the asset before it was classified as held for sale, or the fair value of the asset at the date of the subsequent decision not to sell. We reclassified $7.9 million, the current estimated fair market value, into assets held for use as of October 31, 2002.

9.    Impairment on Assets Held for Use

In connection with our bankruptcy filing in May 2002, we evaluated our sites to determine whether to either renegotiate or reject the underlying land lease or management agreement as part of the bankruptcy process. In addition as part of this process, we identified 174 sites which were impaired, and in September and October 2002 recorded impairment losses of $4.5 million.

10.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2003	December 31, 2004
Payroll and other	$6,843	$5,010
Taxes other than income taxes	6,010	5,660
Construction and acquisition costs	152	33
Interest	109	2,885
Professional fees	746	849
Taxes, income related	310	—
	$14,170	$14,437

11.    Debt

Our outstanding debt as of December 31, 2003 and 2004 consists of the following (in thousands):

	December 31, 2003	December 31, 2004
February 2004 Mortgage Loan, weighted average interest rate of approximately 5.0% secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC and its subsidiaries, monthly principal and interest installments beginning March 2004, contractual maturity of January 2029, expected maturity of January 2009.	$—	$411,909
December 2004 Mortgage Loan, weighted average interest rate of approximately 4.7% secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers Acquisition LLC and its subsidiaries, monthly interest-only installments beginning January 2005, contractual maturity of December 2009.	—	293,825
Capital lease obligations, interest rate fixed at 10.3%, secured by the underlying capital assets, with monthly principal installments beginning April 2004 through December 2007.	—	1,186
Revolving Credit Facility, interest at a variable rate of LIBOR plus 3% or the lender's base rate plus 2%, secured by a pledge of Global Signal OP's assets, maturity date of December 2005.	—	—
Previous Credit Facility, interest at variable rates (4.87% to 4.92% at December 31, 2003), monthly installments of interest beginning January 2, 2004, repaid and terminated in December 2004.	28,026	—
Old Credit Facility, interest at variable rates (5.6% to 6.13% at December 31, 2003) secured, quarterly principal installments beginning March 31, 2003, repaid and terminated in February 2004.	234,980	—
Note payable to former tower owner, interest at 10.0% per annum, monthly installments of principal and interest through June 18, 2008, repaid and terminated in February 2004.	168	—
Pinnacle Towers Ltd. Term Loan, interest rate at 2% above base rate( 5.75% at December 31, 2003), quarterly principal installments begin March 31, 2004, repaid and terminated in June 2004.	1,077	—
	264,251	706,920
Less: current portion of long-term debt	(6,535)	(8,268)
	$257,716	$698,652

The following table shows the maturities of long-term debt at December 31, 2004 (in thousands):

2005	$8,268
2006	8,797
2007	9,066
2008	9,361
2009	671,428
$706,920

The February 2004 Mortgage Loan

On February 5, 2004, our principal operating subsidiary, Pinnacle Towers LLC and thirteen of its direct and indirect subsidiaries issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I ("February 2004 mortgage loan"). The trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds from the February 2004 mortgage loan were used to repay the then outstanding borrowings under our old credit facility of $234.4 million, to fund a $142.2 million special distribution to our stockholders, to fund $4.6 million of restricted cash into an imposition reserve which was required to be escrowed in connection with our securitization transaction and February 2004 mortgage loan and relates to taxes, insurance and rents and the remaining $15.9 million was available to fund operations.

The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of December 31, 2004, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens in more than 1,100 of our communications sites of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan requires monthly payments of principal and interest calculated based on a 25-year amortization schedule through January 2009 (the "Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the February 2004 mortgage loan increases by the greater of 5.0% or a U.S. Treasury-based index, and substantially all of the borrower's excess cash flow from operation is utilized to repay outstanding amounts due under the February 2004 mortgage loan.

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. The February 2004 mortgage loan requires us to maintain a minimum debt service coverage ratio ("DSCR") defined as the preceding 12 months of net cash flow, as defined in the February 2004 mortgage loan, divided by the amount of principal and interest payments required under the February 2004 mortgage loan in the next 12 months, of 1.45 times. Net cash flow, as defined in the February 2004 mortgage loan, with respect to Pinnacle Towers LLC and its 13 direct and indirect subsidiaries, is approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites, minus 10% of revenue. If the DSCR falls below 1.45 times, the excess cash flows from the securitized entities are escrowed until the DSCR exceeds 1.45 times for two consecutive quarters, at which time the previously escrowed excess cash flow is released to us. If the DSCR falls below 1.2 times, all excess cash flow, including amounts previously escrowed, is used to repay outstanding principal due under the February 2004 mortgage loan. The February 2004 mortgage loan also restricts our ability to incur unsecured indebtedness without confirmation from the rating agencies that such indebtedness will not impact the February 2004 mortgage loan rating. Because the February 2004 mortgage loan has covenants which require our subsidiaries to maintain certain financial ratios, these covenants could indirectly limit our subsidiaries' ability to pay dividends to us.

We may not prepay the February 2004 mortgage loan in whole or in part at any time prior to February 5, 2006, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the February 2004 mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the January 2009 monthly payment date, no prepayment consideration is due.

The February 2004 mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets. In addition, so long as the tangible assets of the borrowers represent at least 25% of the total tangible assets of Global Signal Inc., it will be an event of default under the February 2004 mortgage loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage pass-through certificates that none of the ratings will be adversely affected.

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II (December 2004 mortgage loan"). The Trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six month period following the closing of the loan. As of December 31, 2004, $58.5 million remained in the acquisition reserve account, which is included in restricted cash in the accompanying consolidated balance sheet, pending its investment in qualifying wireless communication sites.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of December 31, 2004, the weighted average interest rate on the various tranches was approximately 4.74%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio ("DSCR"), defined in the December 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of principal and interest that we will be required to pay over the succeeding twelve months on the December 2004 mortgage loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the DSCR exceeds 1.30 times for two consecutive calendar quarters. If the DSCR falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the December 2004 mortgage loan.

We may not prepay the December 2004 mortgage loan in whole or in part at any time prior to December 7, 2006, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the December 2004 mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the December 2009 monthly payment date, no prepayment consideration is due.

The December 2004 mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets.

Revolving Credit Facility

On December 3, 2004, Global Signal Operating Partnership, L.P., or Global Signal OP, entered into a 364-day $20.0 million revolving credit agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide funding for working capital and other corporate purposes. Amounts available under the revolving credit facility are reduced to $15.0 million upon the earlier of

June 3, 2005 or the completion of certain equity issuances by us in excess of $5.0 million. Interest on the revolving credit facility is payable at our option at either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. The credit facility contains covenants and restrictions standard for a facility of this type including a limitation on our consolidated indebtedness at $780.0 million. The revolving credit facility is guaranteed by Global Signal, Global Signal GP, LLC and certain subsidiaries of Global Signal OP that are not party to the December and February 2004 mortgage loans. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries and a pledge by Global Signal of 65% of its interest in its Canadian subsidiary. As of December 31, 2004, no borrowings were outstanding under this facility.

On February 9, 2005, Global Signal OP amended and restated the 364-day $20.0 million revolving credit agreement to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction (see Note 19 – Other Subsequent Events).

Previous Credit Facility

On September 23, 2003, a majority of our stockholders formed a new corporation, Pinnacle Acquisition, then known as Pinnacle Towers Acquisition Inc., to acquire and develop strategically located towers and other communications sites. Pinnacle Acquisition was initially funded through a $100.0 million committed credit facility, provided by Morgan Stanley. On February 6, 2004, we exercised our option with respect to all the outstanding common stock of Pinnacle Acquisition, and Pinnacle Acquisition became our wholly owned subsidiary.

On February 6, 2004, we amended our $100.0 million credit facility with Morgan Stanley to, among other things, increase the commitment thereunder to $200.0 million including a $5.0 million working capital line and reduce the applicable margin for federal funds rate loans and LIBOR loans to 2.1175% and 2.50%, respectively. We extended the maturity date to February 6, 2005, which was further extended to October 1, 2005 upon consummation of our initial public offering. In addition, we pledged 100% of our ownership interest in Pinnacle Acquisition and replaced Pinnacle Acquisition's former stockholders as guarantor under the credit facility.

On May 12, 2004, we further amended the credit facility in connection with the implementation of the UPREIT operating partnership structure to, among other things, substitute Global Signal OP for Global Signal Inc. as the guarantor and the pledgor under the credit facility. In addition, upon consummation of our initial public offering, Global Signal OP was no longer required to pledge its ownership interest in Pinnacle Acquisition. Our stockholders' pledge of stock was released and our stockholders were no longer required to guarantee the credit facility. We repaid all outstanding debt under the credit facility with proceeds from our initial public offering.

On October 15, 2004, we amended and restated the credit facility to, among other things, increase the commitment by the lenders to $250.0 million, to remove the $5.0 million working capital line and to add Bank of America, N.A. as a lender. The credit facility was secured by substantially all of Pinnacle Acquisition's tangible and intangible assets and by a pledge of Global Signal's 5% equity interest in Global Signal REIT Savings TRS, Inc. (the remaining 95% of the equity having been pledged by Pinnacle Acquisition).

Borrowings under the credit facility were limited based on a borrowing base, which was calculated as 65% of the value of all towers owned, leased or managed by Pinnacle Acquisition or its subsidiaries. Borrowings under the credit facility bore interest, at our option, at either the federal funds rate plus 2.1175% per annum or LIBOR plus 2.50% per annum. The credit facility contained typical representations and covenants for facilities of this type, including, but not limited to restrictions on our ability to (1) incur consolidated indebtedness in excess of $685.0 million and (2) permit our leverage ratio, defined as the ratio of debt for borrowed money, to consolidated EBITDA, to be greater than 6:1. The credit facility required a commitment fee of $1.25 million which has been paid. We repaid the outstanding borrowings under the credit facility with a portion of the proceeds from our December 2004 mortgage loan and terminated the facility. As a result, we expensed the remaining unamortized deferred financing cost of approximately $0.6 million in December 2004.

Old Credit Facility

Prior to the issuance of the February 2004 mortgage loan, our largest operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries, were party to an amended and restated bank credit facility, which provided a term loan for $275.0 million with outstanding borrowings totaling approximately $235.0 million at December 31, 2003 and a revolving line of credit of $15.0 million with no borrowings outstanding at December 31, 2003. This old credit facility was provided by a syndicate of lenders, for which Bank of America, N.A. served as the administrative agent. The amount available under our line of credit was reduced, at our option, from $30.0 million to $15.0 million. Interest on both the term loan and revolving line of credit was charged at our option, at either LIBOR plus 4.5% or our agent bank's base rate plus 3.5%. In addition, we were required to pay a commitment fee of 1.0% per annum in respect of the undrawn portion of the revolving line of credit. In connection with our issuance of the February 2004 mortgage loan, we repaid all outstanding amounts due under the term loan and terminated the old credit facility's line of credit. As a result, we expensed the remaining unamortized deferred financing expenses of approximately $8.4 million in February 2004.

Senior Notes-Predecessor Company

On March 17, 1998, the Predecessor Company issued $325.0 million of the Senior Notes with a scheduled maturity in 2008 through a private placement offering to institutional investors. We had the right to redeem the Senior Notes on or after March 15, 2003, at a price of 105.0%, 103.3%, 102.6% and 100.0% during the years ended March 15, 2003, 2004, 2005, and 2006 and thereafter, respectively. In addition, at any time prior to March 15, 2001, we could have redeemed up to 35.0% of the Senior Notes upon a public equity offering at a redemption price equal to 110.0% of the accreted value of the notes plus unpaid liquidated damages, if any, as of the redemption date. The Senior Notes became subject to compromise upon the May 21, 2002 filing of our bankruptcy petition and were canceled upon our emergence. In exchange therefore, holders of Senior Notes received their pro-rata share of $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the holder's prior election, a combination of cash and/or the Successor Company's outstanding common stock at $10.00 per share, which adjusted pursuant to the terms of the warrants to $8.53 per share due to the declaration and payment of the special distribution on February 5, 2004. Approximately $21.9 million in cash, inclusive of $0.3 million of accrued interest, was paid to holders of our Senior Notes in November 2002, with the remainder owed to such holders satisfied in 17,101,894 shares of the Successor Company's common stock.

Amortization of original issue discount for the ten months ended October 31, 2002 was $11.3 million, excluding accelerated amortization recorded while a debtor-in-possession which is reflected as reorganization expense in 2002.

Convertible Subordinated Notes-Predecessor Company

On March 22, 2000, the Predecessor Company completed a private placement of $200.0 million of the Convertible Notes to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest was payable on the notes on March 15 and September 15 of each year. The notes would have matured on September 15, 2007, however they became subject to compromise upon the May 21, 2002 filing of our bankruptcy petition and were canceled upon emergence. The notes were convertible into the Predecessor Company's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price was subject to adjustment under the terms of the Convertible Notes. The event of default related to our senior credit facility caused a cross-default in the Convertible Notes.

On January 22, 2002, $12.5 million of Convertible Notes were redeemed for 158,851 shares of the Predecessor Company's common stock at the stated conversion price per share of $78.375, reducing the outstanding obligation under the Convertible Notes to $187.5 million.

The remaining outstanding Convertible Notes were cancelled in 2002 as part of the reorganization and in exchange therefore, holders of Convertible Notes received their pro-rata share of $500,000 in cash and warrants to purchase up to 410,000 shares of the Successor Company's common stock (representing approximately 1% of the equity capitalization at November 1, 2002) at $10.00 per share, exercisable for five years. Those Convertible Note holders who agreed to give certain releases also received their pro-rata share of an additional $0.5 million in cash and warrants to purchase an additional 410,000 shares at $10.00 per share exercisable for the next five years. The exercise price was adjusted pursuant to the terms of the warrants from $10.00 to $8.53 per share due to the declaration and payment of the special distribution on February 5, 2004.

12.    Interest Rate Swap Agreements

May 2000 Swap

In May 2000 we entered into an interest rate swap agreement ("May 2000 swap") with our old credit facility agent bank as the counter party to manage the interest rate risk associated with certain of our variable rate debt. This swap agreement effectively converted our old credit agreement's floating rate debt from LIBOR plus a margin, as defined in the agreement, to a fixed rate debt of 6.37% plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap.

We adopted the provisions of SFAS No. 133, as amended, on January 1, 2001, which resulted in a cumulative effect of an accounting change of approximately $4.0 million being recognized in other comprehensive income. The May 2000 swap did not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the May 2000 swap that occurred subsequent to January 1, 2001, have been recognized in current operations.

As a condition of our old credit facility, we were required to enter into and maintain interest rate hedge contracts covering a minimum of 50% of the debt outstanding under the senior credit facility. On October 31, 2002, we entered into the sixth amendment and restatement to our old facility which did not require a swap contract, however we maintained the May 2000 swap. The May 2000 swap was for a notional amount of $260.0 million through December 31, 2002 and the bank exercised its option to extend the contract for $130.0 million through December 31, 2003 at which time the swap agreement expired and was not replaced.

The following table summarizes the impact of changes in fair value of the May 2000 swap on our results of operations in the indicated periods (in thousands):

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Decrease in fair value	$5,136	$257	$212	$—
Amortization of transition adjustment	2,668	—	—	—
Total earnings impact of swap	$7,804	$257	$212	$—

December 2003 Swap

On December 11 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement ("December 2003 swap") with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counter party equal to the difference between 3.816% and the then current three month

LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of other comprehensive income and is being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 6.0%. For the years ended December 31, 2003 and 2004, amortization of $0 and $1.2 million, respectively, was recorded as interest expense. The following table summarizes the impact of the December 2003 swap on our results of operations in the indicated periods (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2004
Amortization to interest expense	$—	$1,191
Total earnings impact of swaps	$—	$1,191

March 2004 Swaps and August 2004 Swaps

On March 26, 2004, in anticipation of our December 2004 mortgage loan, we entered into four forward-starting interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on the anticipated December mortgage loan. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million beginning in October 2004 through April 2009 in exchange for receiving floating payments based on three month LIBOR on the same notional amount for the same five-year period. The swaps were to terminate on the earlier of the closing of any new mortgage loan or January 1, 2005, at which time the swaps were to be settled for cash based on the then fair market value.

On August 27, 2004, in anticipation of our December 2004 mortgage loan, we entered into two additional forward-starting interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on the anticipated December mortgage loan. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.84% on a total notional amount of $100.0 million beginning in October 2004 through April 2009 in exchange for receiving floating payments based on three month LIBOR on the same notional amount for the same five-year period. The swaps were to terminate on the earlier of the closing of any new mortgage loan or January 31, 2005, at which time the swaps were to be settled for cash based on the then fair market value.

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The following table summarizes the impact of the March and August 2004 swap on our results of operations in the indicated periods (in thousands):

Year Ended December 31, 2004
Ineffective portion of interest rate swap charged to interest expense	$40
Amortization of deferred settlement costs as interest expense	(38)
Total earnings impact of swaps	$2

13.    Commitments and Contingencies

Tenant Leases

As lessors, we are due to receive cash rental payments from customers of wireless communication sites under noncancelable lease agreements in effect as of December 31, 2004, as follows (in thousands):

Year ending December 31,
2005	$181,512
2006	130,199
2007	105,041
2008	75,468
2009	42,019
2010 and thereafter	168,598
$702,837

Generally, our tenant leases provide for annual escalations and multiple renewal periods, at the tenant's option. Leases with fixed-rate escalation clauses, or those that have no escalation, have been included above based on the contractual tenant lease amounts. Leases that escalate based upon non-fixed rates, such as the Consumer Price Index, are included above at the current contractual rate over the remaining term of the lease. The tenant rental payments included in the table above do not assume exercise of tenant renewal options.

Operating Leases

As lessees, we are obligated under non-cancelable operating leases for office space, equipment, ground space under communications towers and at other sites, as well as space on communication towers that expire at various times through 2099. The majority of the ground, tower and other site leases have multiple renewal options, which range up to 10 years each. The ground, tower and other lease agreements for managed sites generally require either a minimum fixed lease payment or a contingent payment based on revenue or the gross margin at a site with some of the sites requiring both a fixed payment and a contingent payment based on revenue or gross margin. Certain of the ground and managed site leases have purchase options at the end of the original lease term. The future minimum cash lease payment commitments under these leases at December 31, 2004, are as follows (in thousands):

Year ending December 31,
2005	$36,335
2006	30,758
2007	26,784
2008	20,809
2009	15,263
2010 and thereafter	68,113
Total minimum lease payments	$198,062

Many of our lease agreements contain escalation clauses which are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For leases with escalation clauses based on a fixed percentage rate, rental expenses are recognized in our statements of operations on a straight-line basis over the initial term of the lease plus the future optional renewal periods where there is a reasonable assurance that the lease will be renewed based on our evaluation at the inception of the lease or our assumption of the lease due to our acquisition of the related tower asset. Total rent expense related to continuing operations under non-cancelable operating leases was approximately $36.1 million, $34.4 million, $5.9 million, and $28.1 million for the years ended December 31, 2004 and 2003, two months ended December 31, 2002, and ten months ended October 31, 2002, respectively.

The components of minimum and contingent rental expense from continuing operations for the ten months ended October 31, 2002, two months ended December 31, 2002, and the years ended December 31, 2003 and 2004 is as follows (in thousands):

Period	Minimum Rental Expense	Contingent Rental Expense	Total
10 Months Ended October 30, 2002	$9,525	$18,577	$28,102
2 Months Ended December 31, 2002	2,558	3,340	5,898
Year Ended December 31, 2003	17,529	16,869	34,398
Year Ended December 31, 2004	17,828	18,259	36,087

Employment Agreements

We have employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of a termination, as defined by the agreement of such employees.

Litigation

In 2002, we settled the consolidated securities class action lawsuit that was pending against us, our former Chief Executive Officer, Steven R. Day, our former Chief Financial Officer, Jeffrey J. Card, our former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, our former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle's January 18, 2000, secondary offering. The litigation related to alleged misrepresentations contained in a prospectus for our January 18, 2000, secondary stock offering and alleged misleading statements contained in press releases and other filings with the SEC relating to certain of our financial statements, the acquisition of approximately 1,858 communications sites from Motorola, Inc., our relationship with our former accountants and other matters. The settlement provides that the claims against Pinnacle and its current and former officers and directors be dismissed. In agreeing to the proposed settlement, Pinnacle and its current and former officers and directors specifically denied any wrongdoing.

The settlement provided for a cash payment of approximately $8.2 million, all of which has been paid directly by our insurer. Of the $8.2 million payment, $4.1 million was deemed to have been made on behalf of Pinnacle, and $4.1 million was deemed to have been made on behalf of the individual defendants. In addition, the settlement provided for additional cash payments of approximately $2.6 million by PricewaterhouseCoopers, LLP, and $0.2 million by the underwriter defendants.

We are also involved in other litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge presently will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Insurance Receivable

Included in other current assets at December 31, 2004 is approximately $1.5 million related to a pending insurance claim on sites destroyed by hurricanes during 2004. This amount represents the net book value of the sites at the time of loss. We have filed for a greater reimbursement based on replacement costs and expect to recover in excess of this $1.5 million amount from insurance proceeds during 2005; however, we have not recorded any resulting gain as of December 31, 2004, as the amount was not estimable or certain of collection.

14.    Stockholders' Equity

Stock Split

On February 11, 2004 the board of directors approved a 2-for-1 stock split. All shares of common stock and per share of common stock amounts have been retroactively restated.

Changes in Authorized Shares

On February 11, 2004, the stockholders approved an increase in the number of authorized shares to 20,000,000 shares of preferred stock and 100,000,000 shares of common stock, and on May 11, 2004 approved an increase in the number of authorized shares to 150,000,000 shares of common stock.

Initial Public Offering

On June 2, 2004, we completed our initial public offering through the issuance of 8,050,000 shares of our common stock at $18.00 per common share. We received net cash proceeds of $131.2 million after expenses, underwriters' discounts and commissions. Additional non-cash offering costs included $1.9 million representing the fair value of stock options issued to Fortress and Greenhill in connection with the initial public offering. See "Other Stock Options" below.

Dividends

We paid cash dividends related to the years ended December 31, 2003 and 2004 as set out in the table below:

Dividend Period	Declaration Date	Pay Date	Dividend per Share ($)	Total Dividend ($ million)	Amount of Dividend Recorded as Return of Stockholders' Capital (1) ($ million)	Amount of Dividend Recorded Against Retained Earnings ($ million)
October 1 – December 31, 2004	December 13, 2004	January 20, 2005	$0.4000	$20.5	$16.4	$4.1
July 1 – September 30, 2004	September 27, 2004	October 20, 2004	0.3750	19.1	16.3	2.8
June 1 – June 30, 2004	June 21, 2004	July 20, 2004	0.1030	5.2	5.2	—
April 1 – May 31, 2004	May 11, 2004	June 14, 2004	0.2095	8.8	8.8	—
January 1 – March 31, 2004	March 22, 2004	April 22, 2004	0.3125	13.1	13.1	—
October 1 – December 31, 2003	February 5, 2004	February 5, 2004	0.3125	12.8	0.6	12.2
One-time special distribution	February 5, 2004	February 5, 2004	3.4680	142.2	142.2	—

(1) Amounts recorded as a reduction of Additional Paid in Capital

On February 5, 2004, our board of directors declared and paid a non-recurring special distribution of $142.2 million to our stockholders which represented a return of capital. The board of directors determined that it was in the best interests of our stockholders to utilize the excess cash available from the net proceeds of the February 2004 mortgage loan to make a distribution representing a return of capital to stockholders.

Stock Incentive Plan – The Successor Company

The Successor Company's Stock Option Plan (the "New Plan") became effective November 1, 2002. The New Plan provides for awards consisting of stock option and restricted stock grants ("Awards") to employees, non-employee directors, and other persons who perform services for us. The New Plan is administered by the board of directors or, at the board of director's sole discretion, by a committee consisting solely of persons who are non-employee directors and outside directors (the "Committee").

On February 11, 2004, the stockholders approved an increase of 2,000,000 shares in the shares available under the New Plan and as of January 1, 2005 subsequent annual increases of the lesser of 1,000,000 shares or 2% of the then outstanding number of shares of common stock on the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be made subject to Awards granted under the New Plan is 6,715,000 at December 31, 2004. As of December 31, 2004, 2,219,032 shares remained available for grant under the New Plan. On January 1, 2005 the number of shares available increased by 1,000,000 pursuant to the annual increases provision discussed above. In the event of any change in our capitalization an equitable substitution or proportionate adjustment shall be made in the aggregate number and/or kind of shares of common stock reserved for issuance under the New Plan and the kind, number and/or option price at the sole discretion of the Committee. In addition, if any Award expires or terminates without having been exercised, the shares of common stock subject to the Award again become available for grant under the New Plan.

The Committee is authorized to grant to eligible persons incentive stock options ("ISO") or nonqualified stock options ("NSO"). The term of an ISO cannot exceed 10 years, and the exercise price of any ISO must be equal to or greater than the fair market value of the shares of common stock on the date of the grant. Any ISO granted to a holder of 10% or more of the combined voting power of our capital stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date of grant and may not have a term exceeding five years from the grant date. The Committee shall determine the exercise price and the term of an NSO on the date that the NSO is granted.

Options shall become exercisable in whole or in part on the date or dates specified by the Committee. The Committee, in its sole discretion, may accelerate the date or dates on which an option becomes exercisable. Each option shall expire on such date or dates as the Committee shall determine at the time the option is granted. Upon termination of an optionee's employment for retirement, death or disability, options granted to the employee will expire one year from the date of termination. Upon termination of an optionee's employment for involuntary termination other than for cause, options granted to the employee will expire ninety days plus the number of days the employee is prohibited from trading in Global Singal's shares because of insider trading rules or other arrangements, after the date of termination. Upon termination of an optionee's employment for any other reasons, options granted to the employee will expire on the expiration date specified in the agreement. If an optionee's employment is terminated for cause (as defined in the Stock Option Plan), all of such person's options shall immediately terminate.

The Committee may also grant to an eligible person an award of common stock subject to future service and such other restrictions and conditions as the Committee may determine ("Restricted Stock"). The Committee will determine the terms of such Restricted Stock, including the price, if any, to be paid by the recipient for the restricted stock, the restrictions placed on the shares and the time or times when the restrictions will lapse, at the time of the granting thereof.

A summary of our stock option plan activity under the New Plan for the two months ended December 31, 2002, and the years ended December 31, 2003 and 2004 is as follows:

	Number of Shares Subject to Option	Exercise Price Range	Weighted Average Exercise Price
Under option, November 1, 2002	—	—	—
Granted	4,054,444	$4.26-$8.53	$6.40
Forfeited	(660,560)	$4.26-$8.54	$6.40
Exercised	—	—	—
Under option, December 31, 2002	3,393,884	$4.26-$8.53	$6.40
Granted	2,161,616	$4.26-$8.53	$6.40
Forfeited	(1,378,048)	$4.26-$8.53	$6.40
Exercised	—	—
Under option, December 31, 2003	4,177,452	$4.26-$8.53	$6.40
Granted	820,000	$8.53-$18.00	$15.63
Forfeited	(622,913)	$4.26-$8.53	$6.40
Exercised	(1,366,955)	$4.26-$8.53	$6.29
Under option, December 31, 2004	3,007,584	$4.26-$18.00	$8.96

A summary of outstanding and exercisable options under the New Plan at December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
Exercise prices	Number of Shares	Weighted average remaining contractual life in years	Weighted average exercise price	Number of shares	Weighted average exercise price
$4.26	1,059,567	8.19	$4.26	409,712	$4.26
$8.53	1,333,017	8.18	$8.53	539,662	$8.53
$18.00	615,000	8.23	$18.00	184,500	$18.00
	3,007,584			1,133,874

On February 5, 2004, pursuant to the stated terms of the New Plan, the exercise price of the options was adjusted as follows, as a result of the special distribution of $142.2 million declared and paid; the $5.00 price was reduced to $4.26 per share and the $10.00 price was reduced to $8.53 per share. After the repricing, the aggregate intrinsic value did not increase, and the ratio of the exercise price to the fair value per share was not reduced; therefore, there was no accounting impact.

In August 2003, our board of directors awarded options to purchase shares of our common stock to an employee of Fortress Capital Finance LLC, who was a member of our board of directors and provided financial advisory services to us. These options were scheduled to vest at various times over a three-year period, the period during which this individual was expected to perform services. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified. As a result of the services provided before the termination, the termination of this individual's agreement and the resulting modification, we recorded a total expense of $2.6 million in 2004 related to these stock options which concludes all charges to be recognized related to this agreement. During 2003, we recognized $1.5 million in non-cash stock-based compensation related to this agreement.

Other Stock Options

In connection with the initial public offering, discussed above, and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to Fortress and Greenhill, or their respective affiliates, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for Fortress (or its affiliates), the right to acquire the number of shares equal to 8% of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire the number of shares equal to 2% of the number of shares issued in the initial public offering, including the over-allotment, all at an exercise price per share equal to the initial offering price per share. Upon consummation of the offering, the number of shares and exercise price were thereby fixed at 805,000 shares at $18.00 per share, respectively. All of the options were immediately vested upon the initial public offering and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million, by netting it against the net proceeds of the offering. These options were granted outside of the New Plan, and therefore are excluded from the New Plan activity shown above. At December 31, 2004, 772,800 of these options remain outstanding.

Common Stock Grants

On June 3, 2004, as part of our director compensation plan, we issued a total of 20,000 fully-vested, unrestricted shares of common stock issued to four of our independent directors upon consummation of our initial public offering. As a result, we recorded compensation expense of $0.4 million on the June 3, 2004 issue date.

On December 20, 2004, the Board of Directors approved the grant of 77,642 shares of restricted stock to certain employees. The grants vest 33.3%, 33.3% and 33.4% on December 20, 2007, 2008 and 2009 respectively. We valued the restricted stock awards at $2.0 million on the date of grant using the current market price. This amount has been recorded as unearned compensation, a contra account included in stockholders' equity, and will be amortized as non-cash stock-based compensation expense over the vesting period.

Warrants

In connection with our bankruptcy plan, 1,229,850 common stock warrants were issued to Predecessor Convertible Note holders and Predecessor Common Stockholders. The warrants have a current exercise price of $8.53 and expire on October 31, 2007. As of December 31, 2004 and 2003, there were 471,878 and 1,229,850 warrants outstanding to acquire common stock, respectively.

Pursuant to the stated terms of the warrants, the exercise price of the warrants was reduced as a result of the special distribution of $142.2 million declared and paid on February 5, 2004 from $10.00 to $8.53 per share.

15.    Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands except share and per share data):

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31,
			2003	2004
		(Restated)	(Restated)
Numerator:
Net income	$256,172	$(996)	$13,161	$6,872
Denominator:
Denominator for basic income per share —
Weighted average shares	48,573	41,000	41,000	46,833
Less: Non-vested shares	—	—	—	(2)
Denominator for basic income per share —	48,573	41,000	41,000	46,831
Effect of dilutive securities	—	—	112	2,852
Denominator for diluted income per share —
adjusted weighted average	48,573	41,000	41,112	49,683
Basic income (loss) per common share
Income (loss) from continuing operations	$5.94	$(0.02)	$0.34	$0.14
Income (loss) from discontinued operations	(0.66)	(0.00)	(0.00)	0.00
Gain (loss) on sale of properties	(0.01)	(0.00)	(0.02)	0.01
Net income (loss)	$5.27	$(0.02)	$0.32	$0.15
Diluted income (loss) per common share
Income (loss) from continuing operations	$5.94	$(0.02)	$0.34	$0.13
Income (loss) from discontinued operations	(0.66)	(0.00)	(0.00)	0.00
Gain (loss) on sale of properties	(0.01)	(0.00)	(0.02)	0.01
Net income (loss)	$5.27	$(0.02)	$0.32	$0.14

16.    Income Taxes

Global Signal Inc. has made an election to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, and related regulations. Global Signal Inc. and its qualified REIT subsidiaries will generally not be subject to Federal income tax at the corporate level if 90% of its taxable income is distributed to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to Federal income tax at regular corporate tax rates. Even during taxable years for which we qualify as a REIT, we may be subject to certain state and local taxes and to Federal income and excise taxes on undistributed income.

The capital contribution from the new investors upon our emergence from bankruptcy, established a change in ownership as defined in Section 382 of the Internal Revenue Code. As a result, utilization of our tax attributes (primarily NOL's and depreciation) will be limited each year in the future as a result of this ownership change.

Our REIT net operating losses ("NOL's") of approximately $456.6 million incurred prior to November 1, 2002 have been reduced to approximately $142.6 million at December 31, 2003, yielding a net decrease in NOL's of $314.0 million. The decrease resulted from the following:

•	a decrease of $384.5 million due to discharge of indebtedness commensurate with the emergence from bankruptcy;

•	an increase of $71.2 due to built-in-losses incurred post October 31, 2002;

•	an increase of $10.4 million due to additional NOL's incurred from November 1, 2002 to December 31, 2002; and

•	a decrease of $11.1 due to utilization of NOL carryforwards for the year ended December 31, 2003.

Our NOL's increased to $231.8 million at December 31, 2004 as a result of the following incurred during 2004:

•	an increase of $12.4 million due to additional NOL's;

•	an increase of $76.8 million due to built-in losses.

Future NOL's may be used to offset all or a portion of our REIT income, and as a result, reduce the amount that we must distribute to stockholders to maintain our status as a REIT.

We also own non-REIT subsidiaries that are subject to Federal and state income taxes (taxable REIT subsidiaries). These entities are consolidated with Global Signal Inc. for financial reporting purposes but file separately from Global Signal Inc. for income tax reporting purposes. As of December 31, 2004, these subsidiaries have net operating loss carryforwards of approximately $0.8 million. These subsidiaries had net deferred tax liabilities in the amount of approximately $0.6 million. Our use of the NOL carryforwards is also limited on an annual basis as a result of the Section 382 rules applicable to ownership changes.

Reconciliation of Net Income to Estimated Taxable Income

	Year Ended December 31, 2003	Year Ended December 31, 2004
	(in thousands)
Net income	$13,162	$6,872
Add back Federal inome tax expense	(665)	341
Add net loss of taxable REIT subsidiaries	1,344	922
Adjusted net income	13,841	8,135
Book/tax depreciation difference	4,007	(5,125)
Exercise of non-qualified stock options	—	(20,970)
Other book/tax differences, net	(4,239)	5,598
Current year ordinary income (loss)	13,609	(12,362)
NOL carryforward utilized	(11,078)	—
Estimated taxable ordinary income (loss)	$2,531	$(12,362)

Income Tax Characterization of Dividends

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains or as a return of a stockholder's invested capital. During 2004, we declared and paid to all of our stockholders cumulative quarterly dividends of $1.3125 per share of common stock, or an aggregate of $58.9 million, of which $56.4 million represented a return of capital to our stockholders and $2.5 million represented ordinary income pursuant to an IRC Sec. 858 dividend of 2003 taxable income. In addition, on February 5, 2004, we also paid a special distribution aggregating $142.2 million to all of our stockholders which represented a return of capital.

The income tax characterization of dividends to common stockholders is based on the calculation of Taxable Earnings and Profits, as defined in the Internal Revenue Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

Components of Tax Benefit (Expense)

Our income tax benefit (expense) is comprised of the following for each of the periods presented below:

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
		(in thousands)
Current tax expense	$(573)	$(89)	$(4)	$—
Deferred tax benefit (expense)	5,768	70	669	(341)
Net tax benefit (expense)	$5,195	$(19)	$665	$(341)

Statutory Rate Reconciliation

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
		(in thousands)
Tax at statutory rate	$(87,842)	$342	$(4,374)	$(2,524)
Exemption for REIT	92,939	(348)	499	(5,125)
REIT NOL utilized	—	—	3,875	7,649
Deferred tax benefit	5,768	70	(2,210)	(244)
Change in valuation allowance	(5,670)	(83)	2,875	(97)
Net tax benefit (expense)	$5,195	$(19)	$665	$(341)

Components of Deferred Assets and Liabilities

	December 31, 2003	December 31, 2004
	(in thousands)
Net operating losses from non-REIT subsidiaries	$1,002	$783
Valuation allowance	(597)	(694)
Deferred tax assets	405	89
Fixed assets — related	(705)	(730)
Deferred tax liabilities	(705)	(730)
Net deferred tax liability	$(300)	$(641)

17.    Related Party Transactions

In connection with our emergence from Chapter 11, an arrangement was entered into with two of our investors, Fortress and Greenhill, which provided for the payment of an annual fee ("Monitoring Fee") of $2.0 million in exchange for management services. The Monitoring Fee was for an initial period of one year and was renewed in December 2003 extending the period until October 31, 2004. During the two months ended December 31, 2002 and the year ended December 31, 2003, $0.3 million and $2.5 million was paid to Fortress, including a $0.5 million prepayment for the fee relating to the first quarter of 2004. The monitoring arrangement was terminated effective March 31, 2004 and no additional payments were made. Prior to our emergence from bankruptcy, we had no obligations for management services or related reimbursable costs.

In addition, our chairman and chief executive officer, Wesley Edens, is also the Chairman of the Management Committee of Fortress Investment Group LLC, an affiliate of our majority stockholder. We do not pay Mr. Edens a salary or any other form of compensation.

Pinnacle Towers Ltd, our UK subsidiary, outsources the management of its communication sites to Mapley Limited, an affiliate of Fortress. During the years ended December 31, 2004 and 2003 we incurred expenses to Mapley in connection with its services of $171,000 and $48,000, respectively.

As described in Note 14 – Stockholders' Equity above, in connection with the initial public offering, and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to Fortress and Greenhill, or their respective affiliates, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for Fortress (or its affiliates), the right to acquire 644,000 shares which is equal to 8% of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire 161,000 shares which is equal to 2% of the number of shares issued in the initial public offering, including the over-llotment, all at an exercise price per share equal to the initial offering price of $18.00 per share. All of the options were immediately vested and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million, by netting it against the net proceeds of the offering.

As described in Note 14 – Stockholders' Equity above, in August 2003, our board of directors awarded options to purchase shares of our common stock to an employee of Fortress Capital Finance LLC, who was a member of our board of directors and provided financial advisory services to us. These options were scheduled to vest at various times over a three-year period, the period during which this individual was expected to perform services. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified. As a result of the services provided before the termination, the termination of this individual's agreement and the resulting modification, we recorded a total expense of $2.6 million in 2004 related to these stock options which concludes all charges to be recognized related to this agreement. During 2003, we recognized $1.5 million in non-cash stock-based compensation related to this agreement.

As of December 31, 2003, certain of our stockholders also held a total of $14.5 million of the outstanding borrowings under our old credit facility. Our old credit facility was repaid and terminated in February 2004.

18.    Employee Benefit Plan

Effective January 1, 1997, we established a 401(k) plan that covers substantially all employees. Benefits vest based on number of years of service. To participate in the plan, employees must be at least 21 years old. During the year ended December 31, 2004, we contributed $0.1 million to the plan. We did not make any contributions to the plan prior to 2004.

19.    Other Subsequent Events

Sprint Transaction

On February 14, 2005, we, Sprint Corporation ("Sprint") and certain Sprint subsidiaries (the "Sprint Contributors"), entered into an agreement to contribute, lease and sublease (the "Agreement to Lease"). Under the Agreement to Lease, we have agreed to lease or, if certain required consents have not been obtained, operate, for a period of 32 years over 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from one or more newly formed special purpose entities of Sprint (collectively, "Sprint TowerCo"), under one or more master leases for which we agreed to pay an upfront payment of approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). The closing of the Sprint Transaction is expected to occur toward the end of the second quarter of 2005. Certain Sprint entities will share space on approximately 6,400 of the Sprint Towers (as discussed below), and the Sprint Towers have over 5,600 collocation leases with other wireless tenants and substantially all of the revenue is derived from wireless telephony tenants. We will account for this transaction as a capital lease reflecting the substance similar to an acquisition.

Upon the signing of the Agreement to Lease, we placed a $50.0 million deposit in escrow. This deposit was funded by borrowings under the Amended and Restated Credit Agreement described below. If the closing of the Sprint Transaction occurs, the deposit and earnings thereon will be credited against the Upfront Rental Payment. If, however, the closing of the Sprint Transaction does not occur as a result of our material breach, or in the event that we are unable to obtain the funds necessary to close the Sprint Transaction, then Sprint will be entitled to retain the deposit.

The Agreement to Lease also contains various covenants, including, but not limited to, (a) covenants by us to use commercially reasonable efforts to obtain certain consents and to enter into agreements with respect to the financing needed to consummate the Sprint Transaction and (b) covenants by Sprint to conduct its business pending closing of the Sprint Transaction in the ordinary course and not to solicit any submissions, or engage in any discussions with any third party, with respect to any proposal for the acquisition or lease of the Sprint Towers. In addition, both parties covenant to use their respective commercially reasonable efforts to close the Sprint Transaction.

Sprint has agreed to indemnify us (including our officers, directors and affiliates) for any losses related to (i) a breach of a Sprint representation, (ii) a breach of a Sprint covenant, (iii) any taxes of Sprint or Sprint TowerCo created in connection with the Agreement to Lease (other than those which we expressly assume), and (iv) the assets and liabilities of Sprint specifically excluded in the Agreement to Lease. We have agreed to indemnify Sprint (including its officers, directors and affiliates) for any losses related to (i) a breach of any of our representations, (ii) a breach of any of our covenants, and (iii) any failure by us to discharge the liabilities we assume in connection with the Sprint Transaction. We and Sprint have agreed that, subject to certain exceptions, neither party shall make any indemnity claim for any individual loss related to a breach of a representation that is less than $15,000 unless and until all indemnifiable losses, irrespective of amount, related to breaches of representations exceed $10.0 million, in the aggregate.

The Agreement to Lease contains certain other customary covenants and agreements, including termination rights for each of Sprint and us, including the right of either party to terminate if the closing does not occur within 180 days of signing. In the event that we do not meet certain milestones in obtaining certain consents, Sprint may have additional termination rights; however, we may be able to extend such milestones and/or waive the consent requirements and proceed to closing.

Sprint Master Lease

At the closing of the Sprint Transaction, the Sprint TowerCo will enter into a Master Lease and Sublease with one or more special purpose entities (collectively, "Lessee") created by us (the "Master Lease"). The term of the Master Lease will expire in 2037 and there are no contractual renewal options. Except for the Upfront Rental Payment, the Lessee will not be required to make any further payments to the Sprint TowerCo for the right to lease or operate the Sprint Towers during the term of the Master Lease. The Sprint Contributors currently lease the ground under substantially all of the Sprint Towers from third parties and the Lessee will assume all of the Sprint Contributors' obligations that arise under the Sprint Towers ground leases post closing. Additionally, the Lessee will be required to pay all costs of operating the Sprint Towers as well as an agreed upon amount for real and personal property taxes attributable to the Sprint Towers. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, the Lessee will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion, subject to adjustment, based on a final appraisal of the Sprint Towers to be completed prior to closing of the Sprint Transaction.

The Lessee will be entitled to all revenue from the Sprint Towers leased or operated by it during the term of the Master Lease, including amounts payable under existing Sprint Towers collocation agreements with third parties. In addition, under the Master Lease, Sprint entities that are part of Sprint's wireless division have agreed to sublease or otherwise occupy collocation space (the "Sprint Collocation Agreement") at approximately 6,400 of the Sprint Towers for an initial monthly collocation charge of $1,400 per Tower (the "Sprint Collocation Charge") for an initial period of ten years. The Sprint Collocation Charge is scheduled to increase each year, beginning January 2006, at a rate equal to the lesser of (i) 3% or (ii) the sum of 2% plus the increase in the Consumer Price Index during the prior year. After ten years, Sprint may terminate the Sprint Collocation Agreement at any or all Sprint Towers; provided, however, that if Sprint does not exercise its termination right prior to the end of nine years at a Sprint Tower (effective as of the end of the tenth year), the Sprint

Collocation Agreement at that Sprint Tower will continue for a further five-year period. Sprint may, subsequent to the ten-year initial term, terminate the Sprint Collocation Agreement as to any or all Sprint Towers upon the 15th, 20th, 25th, or 30th anniversary of the commencement of the Master Lease.

Subject to arbitration and cure rights of the Lessee's lender, in the event of an uncured default under a ground lease, Sprint TowerCo may terminate the Master Lease as to the applicable ground lease site. In the event of an uncured default with respect to more than 20% of the Sprint Towers during any rolling five-year period, and subject to certain other conditions, Sprint TowerCo may terminate the entire Master Lease.

We will guarantee, up to a maximum aggregate amount of $200 million, the full and timely payment and performance and observance of all of the Lessee's terms, provisions, covenants and obligations under the Master Lease.

Sprint Investment Agreement

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement (the "Investment Agreement") with (a) Fortress Investment Fund II LLC, a Delaware limited liability company ("FIF II"), an affiliate of our largest stockholder, Fortress; (b) various affiliates of our third largest stockholder Abrams Capital, LLC; and (c) Greenhill, our second largest stockholder and certain of its affiliates. Greenhill, with FIF II and Abrams, are referred to as the "Investors", and each individually as an "Investor".

Under the Investment Agreement, the Investors committed to purchase, at the closing of the Sprint Transaction, up to an aggregate of $500.0 million of our Common Stock, par value $0.01 per share ("Common Stock") at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors will automatically be reduced by (1) the amount of net proceeds received by us pursuant to any offering of our equity securities prior to the closing of the Sprint Transaction, and (2) the amount of any borrowings in excess of $750.0 million outstanding prior to the closing of the Sprint Transaction under any credit facility or similar agreements provided to us in connection with the Sprint Transaction, provided that the Investors' aggregate commitment will not be reduced below $250.0 million. Pursuant to the terms of the Investment Agreement, each of Fortress, Abrams and Greenhill shall purchase such number of shares of Common Stock equal to 48%, 32% and 20%, respectively, of the total number of shares of Common Stock to be purchased under the Investment Agreement. The purchase of the shares by the Investors is conditioned upon the occurrence of the closing of the Sprint Transactions, and will close simultaneously with the Sprint Transaction. In the event an Investor fails to purchase the shares of common stock it is obligated to purchase, the other Investors have the right, but not the obligation, to purchase such shares. This issuance of these securities will be made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Sprint Option Agreement

If we do not complete an offering of our equity securities prior to the closing of the Sprint Transaction, the Investors will issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of Common Stock having a value equal to the difference between the total consideration paid by the Investors for the common stock at the closing of the Sprint Transactions and $250.0 million. This option would be issued by the Investors pursuant to an Option Agreement among the Investors and us. Pursuant to the Option Agreement, we would purchase the shares at a price per share of $26.50. The option would be immediately vested upon issuance at the closing and would expire six months and one day after the closing of the Sprint Transactions. If we were to exercise the option, we would purchase shares from each Investor in proportion to that Investor's participation in the Investment Agreement set forth above. In the event that we complete an offering of our equity securities prior to the closing of the Sprint Transaction, we would not be entitled to this option and no option would be issued by the Investors. The option will be non-transferable.

Sprint Bridge Financing

On February 8, 2005, we received a letter from Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC setting forth the terms on which they would provide bridge financing of approximately $750.0 million to us for use in funding the Sprint Transaction. On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC which increased the amount of bridge financing up to $850.0 million and provides for the following terms. The borrower is expected to be one or more newly created entities, under our direct or indirect control, that will own 100% of our interest in the Sprint Towers. The loan is expected to be secured by, among other things, the ownership interests in the borrower, borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan is expected to have a term of 12 months after the closing, and, subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan is expected to bear interest at 30-day LIBOR plus either 1.5% or 1.75% per annum, depending on cash flows related to the Sprint Towers. In either case, the rate is expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options are exercised. The loan is expected to require an origination fee of 0.375% of the $775.0 million loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we expect to be required under the facility to pay an exit fee under certain circumstances. The loan is expected to contain customary events of default including, bankruptcy of the borrower or the Company, change of control or cross default to other indebtedness of the Company.

In addition, the executed term sheet provided for a loan advance of $75.0 million prior to the closing of the bridge financing. Of this advance, $50.0 million is to be used to repay a $50.0 million term loan currently outstanding under our revolving credit facility discussed below, and the remaining $25.0 million is expected to be used to finance closing costs associated with the Sprint Transaction. The loan advance would have to be repaid by the earlier of (i) August 14, 2005, (ii) the date on which we receive a refund of the $50.0 million deposit under the Agreement to Lease or (iii) the consummation of the acquisition of the Sprint towers. The loan advance will bear interest at 30-day LIBOR plus 1.75%.

Amended And Restated Credit Agreement

On February 9, 2005, Global Signal OP amended and restated its 364-day $20.0 million revolving credit agreement (originally dated December 3, 2004) with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease.

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of a third mortgage loan to finance the acquisition of additional wireless communication towers we expect to acquire during 2005, we entered into six additional forward starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three- month LIBOR on the same notional amounts for the same period.

On February 2, 2005, in connection with the Sprint Transaction, we entered into eight additional interest rate swap agreements for a total notional value of $750.0 million with Bank of America, N.A. as counterparty, in anticipation of securing $750.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan. Under the interest rate swaps, we agreed to pay the counter party a fixed interest rate of 4.303% on a total notional amount of $750.0 million beginning on

June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

On March 21, 2005, in connection with the Sprint Transaction and the $850.0 million bridge loan term sheet we executed on March 10, 2005, we entered into two additional forward-starting interest rate swap agreements for a total notional amount of $100.0 million with Bank of America, N.A. as counterparty. This brings the total notional amount of swap agreements related to financing the Sprint Transaction to $850.0 million. These swap agreements are in anticipation of the Sprint Transaction bridge financing described above, which is expected to be replaced by a mortgage loan of at least $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.733% on the total notional amount of $100.0 million beginning June 1, 2005 through December 1, 2010, with a mandatory maturity date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

Other Purchase Commitments

As of December 31, 2004, we had executed definitive purchase agreements with several unrelated sellers to acquire 27 communication sites and 17 land parcels under existing communication towers for an aggregate purchase price of approximately $11.9 million, including estimated fees and expenses. As of December 31, 2004, we also had non-binding letters of intent to purchase 261 communication sites for approximately $80.8 million, including estimated fees and expenses. As of March 22, 2005, we have closed on the acquisition of 13 of the communication sites and on 12 fee-interests or long-term leases for an aggregate purchase price of $4.3 million, including estimated fees and expenses.

Since December 31, 2004, we have entered into asset purchase agreements to acquire 223 communications sites from nine unrelated sellers for a total estimated purchase price of $72.7 million, including estimated fees and expenses, including the Triton PCS Holdings, Inc. acquisition described below. As of March 22, 2005, we completed the acquisition of 46 of these communication sites for an aggregate purchase price of $13.4 million, including estimated fees and expenses. A number of our acquisition agreements provide for additional proceeds to be paid to the sellers for future lease commencements during a certain period, usually one year or less, after the acquisition is completed or upon the occurrence of a specific event. The amount of this contingent purchase price is not expected to be material. As of December 31, 2004 and 2003, we had no accruals for future contingent acquisitions payments as they were not yet earned, however the maximum additional contingent payments at December 31, 2004 were $1.5 million.

On March 21, 2005, we entered into an agreement to purchase 169 wireless communications towers for approximately $55.1 million from Triton PCS Holdings, Inc. The transaction is expected to close in the second half of 2005, and is subject to customary closing conditions. The towers are primarily located in the Charlotte, Raleigh and Greensboro markets of North Carolina, with additional sites located in North and South Carolina and Puerto Rico. All of the revenues on these towers are derived from wireless telephony tenants. As part of the transaction, Global Signal and Triton have agreed to enter into a 10-year master lease agreement at an initial monthly rate of $1,850 for each of the 169 towers, with three 5-year lease renewal options. Additionally, we obtained an exclusive option to acquire an additional 70 existing towers owned by Triton, together with an option to acquire all new towers constructed by Triton during a one-year period after closing.

Dividends

On March 30, 2005, our board of directors declared a dividend of $0.40 per share of our common stock for the three months ended March 31, 2005, payable on April 21, 2005 to the stockholders of record as of April 11, 2005. The portion of this dividend which exceeds our accumulated earnings as of March 31, 2005 will represent a return of capital.

20.    Restatement of Previously Issued Financial Statements

We have restated the accompanying consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the two months ended December 31, 2002 and the year ended December 31, 2003. The unaudited, restated amounts for all quarterly periods are presented in Note 21 – Restated Selected Quarterly Financial Information — Unaudited. We have not restated any periods for the Predecessor Company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Successor Company. The restatement adjustments reflected in the following tables are as follows:

•	Correction of an error in the recognition of additional ground lease and other subleased sites rent expense on a straight-line basis over the initial term of the lease plus the future optional renewal periods where there is reasonable assurance that the lease will be renewed based on our evaluation at the inception of the lease or our assumption of the lease due to our acquisition of the related tower asset, and

•	Correction of an error in the accounting for the amortization of leasehold improvements (primarily wireless towers) to amortize such improvements over the lesser of the remaining term of the underlying ground lease or the estimated useful life of the leasehold improvement.

The following table presents the impact of the restatement adjustments on the Company's previously reported results for the two months ended December 31, 2002 on a condensed basis:

	Two Months Ended December 31, 2002
	As Previously Reported (1)	Adjustments	As Restated
	(in thousands, except per share data)
Statement of operations
Revenues	$27,454	$—	$27,454
Direct site operating expenses, excluding impairment losses, depreciation , amortization and accretion	8,586	442	9,028
Selling, general and administrative expenses, excluding non-cash stock basic compensation expense	4,743	—	4,743
Depreciation, amortization and accretion	7,514	2,605	10,119
Other expense, net	4,457	—	4,457
Income tax expense	19	—	19
Loss from discontinued operations	84	—	84
Net income (loss)	$2,051	$(3,047)	$(996)
Basic and diluted earnings (loss) per share	$0.05	$(0.07)	$(0.02)

(1)	Amounts as previously reported for the two months ended December 31, 2002 reflect the impact of changes in the site population included in discontinued operations as of December 31, 2004 compared to December 31, 2002.

The following tables present the impact of the restatement adjustments on the Company's previously reported results for the year ended December 31, 2003 and financial position as of December 31, 2003 on a condensed basis:

	Year Ended December 31, 2003
	As Previously Reported (1)	Adjustments	As Restated
	(in thousands, except per share data)
Statement of operations
Revenues	$166,670	$—	$166,670
Direct site operating expenses, excluding impairment losses, depreciation , amortization and accretion	54,165	2,407	56,572
Selling, general and administrative expenses, excluding non-cash stock basic compensation expense	26,914	—	26,914
Depreciation, amortization and accretion	44,669	2,468	47,137
Other expense, net	23,420	—	23,420
Income tax benefit	(665)	—	(665)
Loss from discontinued operations	131	—	131
Net income	$18,036	$(4,875)	$13,161
Basic and diluted earnings per share	$0.44	$(0.12)	$0.32

(1)	Amounts as previously reported for the year ended December 31, 2003 reflect the impact of changes in the site population included in discontinued operations as of December 31, 2004 compared to December 31, 2003.

	December 31, 2003
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Balance Sheet
Assets
Current assets	$17,575	$—	$17,575
Property and equipment, net	491,682	(5,073)	486,609
Other assets	15,783	—	15,783
Total assets	$525,040	$(5,073)	$519,967
Liabilities
Current liabilities	$35,616	$—	$35,616
Long-term portion of debt	257,716	—	257,716
Other long-term liabilities	6,254	2,849	9,103
Stockholders' equity	225,454	(7,922)	217,532
Total liabilities and stockholders' equity	$525,040	$(5,073)	$519,967

21.    Restated Selected Quarterly Financial Information — Unaudited

We have set forth selected quarterly financial data for the years ended December 31, 2003 and 2004. Because certain of the data set forth in the following tables has been restated from amounts previously reported on Form 10-Q for the applicable period, the following tables reconcile the quarterly information presented with those previously reported. See Note 20 for a description of the corrections.

The following tables set forth restated selected quarterly financial information for the year ended December 31, 2004 (in thousands, except per share data):

	Successor Company
	Three Months Ended March 31, 2004			Three Months Ended June 30, 2004
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Condensed Statements of Operations
Revenues	$43,105	$—	$43,105	$43,860	$—	$43,860
Direct site operating expenses, excluding impairment losses, depreciation, amortization and accretion	13,092	584	13,676	13,030	534	13,564
Selling, general and administrative expenses, excluding non-cash stock based compensation expense	6,559	—	6,559	5,856	—	5,856
State franchise, excise and minimum taxes	172	—	172	165	—	165
Depreciation, amortization and accretion	11,834	513	12,347	11,949	464	12,413
Non-cash stock-based compensation expense	2,604	—	2,604	608	—	608
Operating income	8,844	(1,097)	7,747	12,252	(998)	11,254
Interest expense, net	6,090	—	6,090	6,810	—	6,810
Loss on early extinguishment of debt	8,449	—	8,449	—	—
Other income	(118)	—	(118)	(11)	—	(11)
Income tax expense	11	—	11	102	—	102
Income (loss) from continuing operations	(5,588)	(1,097)	(6,685)	5,351	(998)	4,353
Income (loss) from discontinued operations	51	—	51	(284)	—	(284)
Net income (loss)	$(5,537)	$(1,097)	$(6,634)	$5,067	$(998)	$4,069
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.13)	$(0.03)	$(0.16)	$0.12	$(0.02)	$0.10
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)	0.00	(0.01)
Net income (loss)	$(0.13)	$(0.03)	$(0.16)	$0.11	$(0.02)	$0.09
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.13)	$(0.02)	$(0.15)	$0.11	$(0.02)	$0.09
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss)	$(0.13)	$(0.02)	$(0.15)	$0.11	$(0.02)	$0.09
Basic shares	41,058	41,058	41,058	44,461	44,461	44,461
Diluted shares	44,475	44,475	44,475	47,282	47,282	47,282

	Successor Company
	Three Months Ended September 30, 2004
	Previously Reported	Adjustments	As Restated	Three Months Ended December 31, 2004
Condensed Statements of Operations
Revenues	$46,348	$—	$46,348	$49,551
Direct site operating expenses, excluding impairment losses, depreciation, amortization and accretion	14,342	541	14,883	15,339
Selling, general and administrative expenses, excluding non-cash stock based compensation expense	5,621	—	5,621	5,375
State franchise, excise and minimum taxes	163	—	163	(431)
Depreciation, amortization and accretion	13,348	468	13,816	15,712
Non-cash stock-based compensation expense	228	—	228	796
Operating income	12,646	(1,009)	11,637	12,760
Interest expense, net	6,393	—	6,393	8,235
Loss on early extinguishment of debt	—	—	—	569
Other income	(75)	—	(75)	(47)
Income tax expense	212	—	212	16
Income (loss) from continuing operations	6,116	(1,009)	5,107	3,987
Income (loss) from discontinued operations	193	—	193	150
Net income (loss)	$6,309	$(1,009)	$5,300	$4,137
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.02)	$0.10	$0.08
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.12	$(0.02)	$0.10	$0.08
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.02)	$0.10	$0.08
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.12	$(0.02)	$0.10	$0.08
Basic shares	50,608	50,608	50,608	51,107
Diluted shares	53,232	53,232	53,232	53,661

The following tables set forth restated selected quarterly financial information for the year ended December 31, 2003 (in thousands, except per share data):

	Successor Company
	Three Months Ended March 31, 2003			Three Months Ended June 30, 2003
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Condensed Statements of Operations
Revenues	$40,926	$—	$40,926	$41,570	$—	$41,570
Direct site operating expenses, excluding impairment losses, depreciation, amortization and accretion	13,022	648	13,670	13,363	623	13,986
Selling, general and administrative expenses, excluding non-cash stock based compensation expense	6,512	—	6,512	6,696	—	6,696
State franchise, excise and minimum taxes	209	—	209	208	—	208
Depreciation, amortization and accretion	11,163	823	11,986	11,163	716	11,879
Non-cash stock-based compensation expense	—	—	—	—	—	—
Operating income	10,020	(1,471)	8,549	10,140	(1,339)	8,801
Interest expense, net	5,751	—	5,751	5,092	—	5,092
Loss on early extinguishment of debt	—	—	—	—	—
Other expense	29	—	29	24	—	24
Income tax expense (benefit)	(76)	—	(76)	(343)	—	(343)
Income from continuing operations	4,316	(1,471)	2,845	5,367	(1,339)	4,028
Income (loss) from discontinued operations	114	—	114	134	—	134
Net income	$4,430	$(1,471)	$2,959	$5,501	$(1,339)	$4,162
Basic and diluted earnings per share:
Income from continuing operations	$0.11	$(0.04)	$0.07	$0.13	$(0.03)	$0.10
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00	0.00	0.00
Net income	$0.11	$(0.04)	$0.07	$0.13	$(0.03)	$0.10
Basic and diluted shares	41,000	41,000	41,000	41,000	41,000	41,000

	Successor Company
	Three Months Ended September 30, 2003			Three Months Ended December 31, 2003
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Condensed Statements of Operations
Revenues	$41,677	—	41,677	$42,498	—	42,498
Direct site operating expenses, excluding impairment losses, depreciation , amortization and accretion	13,998	588	14,586	13,783	547	14,330
Selling, general and administrative expenses, excluding non-cash stock based compensation expense	6,519	—	6,519	7,188	—	7,188
State franchise, excise and minimum taxes	208	—	208	223	—	223
Depreciation, amortization and accretion	11,172	476	11,648	11,172	453	11,625
Non-cash stock-based compensation expense	592	—	592	887	—	887
Operating income	9,188	(1,064)	8,124	9,245	(1,000)	8,245
Interest expense, net	4,988	—	4,988	4,646	—	4,646
Loss on early extinguishment of debt	—	—	—	—	—	—
Other expense	67	—	67	495	—	495
Income tax expense (benefit)	93	—	93	(339)	—	(339)
Income from continuing operations	4,040	(1,064)	2,976	4,443	(1,000)	3,443
Income (loss) from discontinued operations	(14)	—	(14)	(365)	—	(365)
Net income	$4,026	$(1,064)	$2,962	$4,078	$(1,000)	$3,078
Basic and diluted earnings per share:
Income from continuing operations	0.10	(0.03)	0.07	0.10	(0.02)	0.08
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)
Net income	$0.10	$(0.03)	$0.07	0.09	(0.02)	0.07
Basic shares	41,000	41,000	41,000	41,000	41,000	41,000
Diluted shares	41,000	41,000	41,000	41,448	41,448	41,448

Signatures

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SIGNAL INC. (Registrant)

By:	/s/ Wesley R. Edens Wesley R. Edens Chairman of the Board and Chief Executive Officer Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board and Chief Executive Officer	March 31, 2005

Wesley R. Edens

/s/ David J. Grain	President	March 31, 2005

David J. Grain

/s/ William T. Freeman	Executive Vice President, Chief Financial Officer, and Assistant Secretary	March 31, 2005

William T. Freeman

/s/ Camille Blommer	Controller	March 31, 2005

Camille Blommer

/s/ David Abrams	Director	March 31, 2005

David Abrams

/s/ Robert Niehaus	Director	March 31, 2005

Robert Niehaus

/s/ Robert Gidel	Director	March 31, 2005

Robert Gidel

/s/ Howard Rubin	Director	March 31, 2005

Howard Rubin

/s/ Mark Whiting	Director	March 31, 2005

Mark Whiting

/s/ Douglas Jacobs	Director	March 31, 2005

Douglas Jacobs

Schedule I – Condensed Financial Information of Registrant

Global Signal Inc. (Parent Company Only)
Condensed Balance Sheets
(in thousands)

	December 31,
	2003	2004
	(restated)
Current assets:
Cash and cash equivalents	$390	$188
Accounts receivable	—	1
Other current assets	1,269	465
Total current assets	1,659	654
Fixed assets, net	31	32
Deferred debt issuance costs, net	—	590
Investment in subsidiaries	216,987	164,651
Other non-current assets	—	9,633
Total assets	$218,677	$175,560
Current liabilities
Accounts payable and other current liabilities	$33	$653
Dividend payable	—	20,491
Total current liabilities	32	21,144
Stockholders' equity
Common stock	410	513
Additional paid-in capital	206,069	157,004
Deferred stock-based compensation	—	(3,101)
Retained earnings	12,165	—
	218,644	154,416
Total liabilities and stockholders' equity	$218,677	$175,560

Schedule I – Condensed Financial Information of Registrant – (continued)

Global Signal Inc. (Parent Company Only)
Condensed Statements of Operations
(in thousands, except per share data)

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
		(restated)	(restated)
Revenues	$29	$5	$33	$34
Direct site operating expenses excluding depreciation	14	5	32	19
Gross margin	15	—	1	15
Selling, general and administrative expenses	1,970	1	1,539	931
State franchise, excise and minimum taxes	—	—	—	149
Depreciation expense	—	—	—	1
Interest expense, net	16,274	—	—	(1,278)
Gain on early extinguishment of debt	(404,838)	—	—	—
Non-cash stock-based compensation expense	—	—	—	4,235
Reorganization costs	31,987	—	—	—
Income (loss) before taxes and equity in income (loss) of subsidiaries	354,622	(1)	(1,538)	(4,023)
Income tax benefit (expense)	—	—	—
Equity in income (loss) of subsidiaries	(98,450)	(995)	14,699	10,895
Net income (loss)	$256,172	$(996)	$13,161	$6,872

Schedule I – Condensed Financial Information of Registrant – (continued)

Global Signal Inc. (Parent Company Only)
Condensed Statement of Cash Flows
(in thousands)

	Predecessor Company	Successor Company
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
		(restated)	(restated)
Net cash flows provided by (used in) operating activities	$(91,061)	$3	$317	$2,896
Cash flows from investing activities
Loss on disposal of assets	—	—	—	—
Purchase of fixed assets	—	—	(10)	—
Dividends received from subsidiaries	—	—	—	52,336
Cash flows provided by investing activities	—	—	(10)	52,336
Cash flows from financing activities
Repayment of long-term debt	(115,000)	—	—	—
Proceeds from the issuance of common stock	205,000	—	—	146,268
Special distribution declared and paid	—	—	—	(142,188)
Ordinary dividends declared	—	—	—	—
Ordinary dividends declared and paid	—	—	—	(58,924)
Restricted shares	—	—	—	—
Deferred debt issuance costs	—	—	—	(590)
Cash provided by financing activities	90,000	—	—	(55,434)
Net increase (decrease) in cash and cash equivalents	(1,061)	3	307	(202)
Cash and cash equivalents at beginning of period	1,141	80	83	390
Cash and cash equivalents at end of period	$80	$83	$390	$188

Schedule I – Condensed Financial Information of Registrant – (continued)

Global Signal Inc. (Parent Company Only)
Notes to Consolidated Financial Information of Registrant

Note A – Basis of Presentation

In the parent-company-only financial statements, our investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the dates of acquisition. Our share of the net income (loss) of our unconsolidated subsidiaries is included in consolidated income (loss) using the equity method. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at beginning of Period	Charged to Operations	Deductions	Others*	Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$1,303	$796	$(1,305)	$—	$794
Year ended December 31, 2003	5,088	1,452	(5,237)	—	1,303
Two months ended December 31, 2002	13,088	686	(8,686)	—	5,088
10 months ended October 31, 2002	12,227	6,733	(5,872)	—	13,088
Income tax valuation allowance:
Year ended December 31, 2004	$597	$97	$—	$—	$694
Year ended December 31, 2003	3,472	—	(2,875)	—	597
Two months ended December 31, 2002	9,955	83	—	(6,566)	3,472
10 months ended October 31, 2002	4,285	5,670	—	—	9,955

*	The change in income tax valuation allowance resulted from fresh start accounting adjustments and changes in net operating losses, pursuant to our reorganization.