Form 10-Q
period 2005-03-31
GLOBAL SIGNAL INC
filed 2005-05-13
CIK 1278382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes                    No        X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes        X          No

At May 11, 2005, Registrant had outstanding 58,572,715 shares of $0.01 par value common stock.

PART I.    FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,080	$5,991
Accounts receivable, net	628	533
Prepaid expenses and other current assets	9,930	9,772
Interest rate swap assets, at fair value	11,742	—
	29,380	16,296
Restricted cash	78,183	72,854
Fixed assets, net	665,765	636,200
Intangible assets:
Lease absorption value, net	150,381	149,625
Leasehold interests, net	6,756	7,791
Goodwill	9,770	9,770
Deferred debt issuance costs, net	18,387	18,911
Other	4,611	4,461
Other assets	8,408	7,461
	$971,641	$923,369
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$15,746	$16,397
Dividends payable	20,858	20,491
Deferred revenue	15,373	13,410
Interest rate swap liabilities, at fair value	39	—
Notes payable and current portion of long-term debt	60,388	8,268
	112,404	58,566
Long-term debt	696,670	698,652
Other long-term liabilities	13,766	12,954
Total liabilities	822,840	770,172
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 52,143,987 shares issued and outstanding at March 31, 2005, and 51,304,769 shares issued and outstanding at December 31, 2004	521	513
Additional paid-in capital	116,255	157,004
Deferred stock-based compensation	(2,783)	(3,101)
Accumulated other comprehensive income (loss)	10,494	(1,219)
Equity derivatives	24,314	—
Retained earnings	—	—
	148,801	153,197
	$971,641	$923,369

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
		(restated)
Revenues	$54,422	$43,091
Direct site operating expenses (excluding depreciation, amortization and accretion)	16,362	13,646
Gross margin	38,060	29,445
Other expenses:
Selling, general and administrative (excluding $318 and $2,604 of non-cash stock-based compensation expense, respectively)	6,348	6,558
State franchise, excise and minimum taxes	174	172
Depreciation, amortization and accretion	17,554	12,347
Non-cash stock-based compensation expense	318	2,604
	24,394	21,681
Operating income	13,666	7,764
Interest expense, net	10,201	6,091
Loss on early extinguishment of debt	—	8,449
Other expenses (income)	(14)	8
Income (loss) from continuing operations before income tax benefit (expense)	3,479	(6,784)
Income tax benefit (expense)	525	(11)
Income (loss) from continuing operations	4,004	(6,795)
Income (loss) from discontinued operations	(90)	19
Income (loss) before gain (loss) on sale of properties	3,914	(6,776)
Gain (loss) on sale of properties	(18)	142
Net income (loss)	$3,896	$(6,634)
Dividends declared per common share	$0.4000	$0.3125
Basic and diluted income per common share:
Income (loss) from continuing operations	$0.08	$(0.17)
Income (loss) from discontinued operations	(0.01)	0.00
Gain (loss) on sale of properties	(0.00)	0.01
Net income (loss)	$0.07	$(0.16)
Diluted income per common share:
Income (loss) from continuing operations	$0.07	$(0.17)
Income (loss) from discontinued operations	(0.00)	0.00
Gain (loss) on sale of properties	(0.00)	0.01
Net income (loss)	$0.07	$(0.16)
Weighted average number of common shares outstanding
Basic	52,022	41,058
Diluted	53,935	41,058

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income (loss)	$3,896	$(6,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	17,554	12,347
Amortization of deferred debt issuance and hedging costs	1,564	1,154
Loss on early extinguishment of debt	—	8,449
Non-cash stock-based compensation expense	318	2,604
Other non-cash adjustments	(516)	409
Increase in current assets	(1,208)	(1,487)
Increase in current liabilities	2,383	4,034
Net cash provided by operating activities	23,991	20,876
Cash flows from investing activities:
Payments made in connection with acquisitions of communications sites	(43,999)	(637)
Capital expenditures	(2,934)	(2,294)
Proceeds from the sale of fixed assets	18	611
Funds invested in restricted cash	(5,329)	(11,971)
Purchase of Pinnacle Towers Acquisitions LLC subsidiary	—	(20)
Net cash used in investing activities	(52,244)	(14,311)
Cash flows from financing activities:
Borrowings under mortgage loans	—	418,000
Borrowings under notes payable and long-term debt	67,850	165
Repayment of long-term debt and mortgage loans	(17,955)	(235,606)
Payment of debt issuance costs	(808)	(13,729)
Payment made to terminate interest rate swap	—	(6,175)
Special distribution paid	—	(142,188)
Ordinary dividends paid	(20,857)	(12,813)
Proceeds from the issuance of common stock, net of offering costs	901	1,681
Minority interest in subsidiary	—	9
Net cash provided by financing activities	29,131	9,344
Effect of exchange rate changes on cash	211	(249)
Net increase in cash and cash equivalents	1,089	15,660
Cash and cash equivalents, beginning of period	5,991	9,661
Cash and cash equivalents, end of period	$7,080	$25,321
Non-cash investing and financing transactions:
Assets acquired under a capital lease obligation	$243	$975
Increase (decrease) in the fair value of interest rate swaps recorded to other comprehensive income	$11,703	$(4,321)
Equity derivative arising from Investment Agreement	$(62,157)	$—
Equity derivative arising from Option Agreement	$37,843	$—
Supplemental disclosure of cash flows:
Cash paid for interest and taxes	$8,843	$3,198

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

2.    Basis of Presentation

As used herein, as of March 31, 2005 and December 31, 2004, unless the context otherwise requires, "we," "us," "our," "Company," or "Global Signal" refers to Global Signal Inc. and its wholly-owned consolidated subsidiaries, including, without limitation, Pinnacle Towers LLC, Pinnacle Towers Canada, Inc., Pinnacle Towers Acquisitions Holdings LLC, Global Signal Services LLC, and Pinnacle Towers Limited. All significant intercompany balances and transactions have been eliminated. "Fortress" refers to Fortress Investment Holdings LLC and certain of its affiliates, and "Greenhill" refers to Greenhill Capital Partners, L.P. and affiliated investment funds. "Abrams" refers to Abrams Capital, LLC and certain of its affiliates. Since November 1, 2002, Fortress has been our largest stockholder, Greenhill has been our second largest stockholder and Abrams has been our third largest stockholder.

On May 11, 2004, we completed our formation of an UPREIT structure whereby we own substantially all of our assets and conduct our operations through an operating partnership, Global Signal Operating Partnership, L.P. ("Global Signal OP"). Global Signal Inc. is the special limited partner of Global Signal OP. Global Signal GP LLC, our wholly-owned subsidiary, is the managing general partner and as such, has the exclusive power to manage and conduct the business of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP. The partnership agreement of Global Signal OP provides that it distribute cash flows from its operations to its limited partners and the managing general partner in accordance with their relative percentage interests. The distributions that we receive from Global Signal OP will, among other things, enable us to make dividend distributions to our stockholders. We believe that the UPREIT structure provides flexibility by enabling us to execute certain acquisitions more effectively by giving tax advantages to transferees who accept partnership units in the UPREIT as payment.

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for fair presentation have been included. Certain amounts from the prior year period have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Global Signal's audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Global Signal's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock option grants to employees and directors using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of SFAS Statement No. 123. Under APB No. 25, no compensation costs are recognized relating to the option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. During the three months ended March 31, 2005, we recognized $0.3 million of compensation expense related to stock options granted in 2004 with exercise prices below market value and restricted stock granted in 2004. The unamortized portion of the related compensation expense is recorded as deferred stock-based compensation, a contra account within stockholders' equity. We use the accelerated method to recognize compensation expense of our equity-based awards with graded vesting.

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

Had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant consistent with the provisions of SFAS No. 123, our net income would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited) (restated)
Net income (loss) attributable to common stockholders:
Net income (loss) as reported	$3,896	$(6,634)
Add: Stock-based compensation costs included in reported net income (loss), net of $0 related tax effect for all periods	318	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods	(658)	(931)
Pro forma net income	$3,556	$(7,565)
Basic income (loss) per share attributable to common stockholders:
Net income (loss) per share as reported	$0.07	$(0.16)
Pro forma net income (loss) per share	$0.07	$(0.18)
Diluted income (loss) per share attributable to common stockholders:
Net income (loss) per share as reported	$0.07	$(0.16)
Pro forma net income (loss) per share	$0.07	$(0.18)

Derivative Financial Instruments indexed to, and Settled in our Stock

For derivative financial instruments indexed to, and settled in our stock, we follow the accounting as specified in EITF Issue No. 00-19 "Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under this pronouncement, for instruments that meet certain criteria, the instrument is valued at fair value on the day it is created and is not marked to market in subsequent periods. The instrument is recorded in the stockholders' equity section of the balance sheet under the caption "Equity Derivatives". The Investor Agreement and Option Agreement, entered into as part of the Sprint Transaction, created instruments that qualified for this accounting treatment as proscribed under EITF Issue No. 00-19 (See Note 6 – Stockholders' Equity).

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the new pronouncement is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The pronouncement is effective for us as of January 1, 2006. As of the required effective date, we will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost for the portion of awards for which the requisite service has not yet been rendered, and that are outstanding as of the required effective date, shall be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. We have not yet determined the effect of the new standard on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. This interpretation is effective for us as of January 1, 2006. We have not yet determined the effect of this new interpretation on our financial statements.

4.    Debt

Our outstanding debt as of March 31, 2005 and December 31, 2004 consists of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
February 2004 mortgage loan, weighted average interest rate of approximately 5.0% secured by first priority mortgage liens on certain sites, monthly principal and interest installments of approximately $2.4 million beginning March 2004. Contractual maturity date of January 2029, anticipated maturity date of January 2009	$409,998	$411,909
December 2004 mortgage loan, weighted average interest rate of approximately 4.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers Acquisition LLC and its subsidiaries, monthly interest-only installments beginning January 2005, contractual maturity date of December 2009	293,825	293,825
Revolving credit agreement, interest at a variable rate of LIBOR plus 1.75% to 3.0% or the lender's base rate plus 0.75% to 2.0%, secured by a pledge of Global Signal OP's assets, maturity date of December 2005	51,917	—
Capital lease obligations, interest rate fixed at 9.7%, secured by the underlying capital assets, with monthly principal installments beginning April 2004	1,318	1,186
	757,058	706,920
Less: Notes payable and current portion of long-term debt	(60,388)	(8,268)
	$696,670	$698,652

The following table shows the maturities of long-term debt for the four twelve month periods after March 31, 2005 (in thousands):

For the twelve months ended March 31,
2006	$60,388
2007	9,013
2008	9,154
2009	678,503
$757,058

The February 2004 Mortgage Loan

On February 5, 2004, our largest operating subsidiary based on revenues for 2004, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time) and thirteen of its direct and indirect subsidiaries issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I ("February 2004 mortgage loan"). The Trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds from the February 2004 mortgage loan were used to repay the then outstanding borrowings under our old credit facility of $234.4 million, to fund a $142.2 million special distribution to our stockholders, to fund $4.6 million of restricted cash into an imposition reserve which was required to be escrowed in connection with our securitization transaction and February 2004 mortgage loan and relates to taxes, insurance and rents, and the remaining $15.9 million was available to fund operations.

The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of March 31, 2005, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on more than 1,100 of the communications sites of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan requires monthly payments of principal and interest calculated based on a 25-year amortization schedule through January 2009 (the "Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the February 2004 mortgage loan increases by the greater of 5.0% or a U.S. Treasury-based index, and substantially all of the borrower's excess cash flows from operations are utilized to repay outstanding amounts due under the February 2004 mortgage loan.

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. The February 2004 mortgage loan requires us to maintain a minimum debt service coverage ratio ("DSCR") defined as the preceding 12 months of net cash flow, as defined in the February 2004 mortgage loan, divided by the amount of principal and interest payments required under the February 2004 mortgage loan in the next 12 months, of 1.45 times. Net cash flow, as defined in the February 2004 mortgage loan, with respect to Pinnacle Towers LLC and its 13 direct and indirect subsidiaries, is approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites, minus 10% of revenue. If the DSCR falls below 1.45 times, the excess cash flows from the securitized entities are escrowed until the DSCR exceeds 1.45 times for two consecutive quarters, at which time the previously escrowed excess cash flows are released to us. If the DSCR falls below 1.2 times, all excess cash flows, including amounts previously escrowed, are used to repay outstanding principal due under the February 2004 mortgage loan. The February 2004 mortgage loan also restricts our ability to incur unsecured indebtedness without confirmation from the rating agencies that such indebtedness will not impact the February 2004 mortgage loan rating. Because the February 2004 mortgage loan has covenants which require our subsidiaries to maintain certain financial ratios, these covenants could indirectly limit our subsidiaries' ability to pay dividends to us.

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

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II ("December 2004 mortgage loan"). The Trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six month period following the closing of the loan. As of March 31, 2005, $26.3 million remained in the acquisition reserve account, which is included in restricted cash in the accompanying consolidated balance sheet, pending its investment in qualifying wireless communication sites. The site acquisition reserve account was reduced to $0.6 million as of April 29, 2005 due to additional acquisition investments.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of March 31, 2005, the weighted average interest rate on the various tranches was approximately 4.74%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

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

Revolving Credit Agreement

On December 3, 2004, Global Signal OP entered into a 364-day $20.0 million revolving credit facility pursuant to a revolving credit agreement which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. On February 9, 2005, Global Signal OP amended and restated the Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction (see Note 11 – Acquisitions). On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease from the Sprint Transaction. At March 31, 2005, we had $50.0 million outstanding under the term loan and $1.9 million outstanding under the revolving credit facility portion of the Revolving Credit Agreement. On April 15, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $25.0 million multi-draw term loan to be used for fees and expenses incurred in connection with the Sprint Transaction. Amounts available under the revolving credit facility are reduced to $15.0 million upon the earlier of June 3, 2005 or the completion of certain equity issuances by us in excess of $5.0 million (excluding any equity issuances by us in connection with the Sprint Transaction, including the equity offering discussed in Note 7 – Common Stock Offering, or as a result of the exercise of options or warrants outstanding as of February 9, 2005).

Interest on the $20.0 million revolving portion of this credit facility is payable, at Global Signal OP's option, at either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. On March 31, 2005, the interest rates on the individual draws on the Revolving Credit Agreement averaged 5.86%. Interest on the term loans under the Revolving Credit Agreement is payable at our option at either, LIBOR plus 1.75% or the bank's base rate plus 0.75%. On March 31, 2005, the term loan portion of the Revolving Credit Agreement interest rate was 5.93%.

In connection with the Sprint Transaction, we expect to repay and terminate the $50.0 million and $25.0 million term loans. As a result, we will write-off as a loss on early extinguishment of debt any unamortized deferred debt issuance costs associated with the term loans.

The revolving credit facility, through the Revolving Credit Agreement and the related ancillary documentation, contains covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at approximately $1.0 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to 7.0 to 1.0. The limitations on consolidated indebtedness will be increased to approximately $1.8 billion and the ratio to 7.65 to 1.0 upon consummation of the bridge financing for the Sprint Transaction. The Revolving Credit Agreement continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary. The term loans must be repaid on the earlier of (1) August 14, 2005, (2) the date that we receive a refund of the deposit from Sprint under the Agreement to Lease, or (3) the date of the closing of the Sprint Transaction.

Acquisition Credit Facility

As of April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC, or Global Signal Acquisitions, entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility is guaranteed by Global Signal OP and future subsidiaries of Global Signal Acquisitions. Moreover, it is secured by substantially all of Global Signal Acquisitions' tangible and intangible assets and by a pledge of Global Signal OP's equity interest in Global Signal Acquisitions. In addition, we have agreed to enter into a guarantee agreement with respect to the acquisition credit facility, and to secure that guarantee by a pledge of our equity interest in Global Signal OP, no later than May 16, 2005. We intend to fund future acquisitions with this credit facility along with a portion of the net proceeds from the common stock offering described above and incremental equity offerings, and for a short period of time may fund 100% of the purchase price of acquisitions with the acquisition credit facility. The level of borrowings is limited based on a borrowing base.

Borrowing under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 1.5% or the bank's base rate plus approximately 1.25% provided the loan balance is equal to or lower than 68% of the acquisition price (as defined therein) of towers owned, leased or managed by Global Signal Acquisitions, from time to time. If the loan balance is higher than 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions, from time to time, then borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 2.0% or the bank's base rate plus approximately 1.75%.

In connection with the closing of the acquisition credit facility, we paid an origination fee of 0.375% of the $200.0 million commitment and agreed to pay to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. an exit fee of 0.375% of the principal amount of the loans under the acquisition credit facility in connection with any refinancing of such borrowings. In addition, to the extent the principal amount of borrowings related to an acquisition of towers to be owned, leased or managed exceeds 68% of the acquisition price thereof, we will be required to pay an additional origination fee to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. in an amount equal to 0.125% of the amount borrowed for such acquisition and an additional exit fee in the amount of

0.125% of the amount borrowed for such acquisition in connection with the refinancing of such borrowings. Any exit fees shall be credited against fees payable to each of Morgan Stanley and Bank of America, N.A. if they are offered the position of co-lender with respect to refinancing of the acquisition credit facility. The acquisition credit facility contains typical representations and covenants for facilities of this type.

5.    Interest Rate Swap Agreements

December 2003 Swap

On December 11 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement ("December 2003 swap") with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of other comprehensive income and is being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 6.0%. For the three months ended March 31, 2005 and 2004, amortization of $0.3 million and $0.1 million, respectively, was recorded as interest expense.

March 2004 and August 2004 Swaps

On March 26, 2004, in anticipation of a future financing, we entered into four forward-starting interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on the financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million beginning in October 2004 through April 2009 in exchange for receiving three month LIBOR on the same notional amount for the same period.

On August 27, 2004, in anticipation of a future financing, we entered into two additional forward-starting interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on the financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.84% on a total notional amount of $100.0 million beginning in October 2004 through April 2009 in exchange for receiving three month LIBOR on the same notional amount for the same period.

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 4.9%. For the three months ended March 31, 2005, amortization of $0.1 million was recorded as an offset to interest expense.

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communication towers we expect to acquire during 2005, we entered into six additional forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three month LIBOR on the same notional amounts for the same period. The January 2005 interest rate swaps had a fair value of $2.9 million at March 31, 2005.

On February 2, 2005, in connection with the Sprint Transaction, we entered into eight additional forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $750.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan for a total notional value of $750.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.303% on a total notional amount of $750.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period. The February 2005 interest rate swaps had a fair value of $8.9 million at March 31, 2005.

On March 21, 2005, in connection with the Sprint Transaction and the $850.0 million bridge loan term sheet we executed on March 10, 2005, we entered into two additional forward-starting interest rate swap agreements for a total notional amount of $100.0 million with Bank of America, N.A. as counterparty. This brings the total notional amount of swap agreements related to financing the Sprint Transaction to $850.0 million. These swap agreements are in anticipation of the Sprint Transaction bridge financing described above, which is expected to be replaced by a mortgage loan of at least $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.733% on the total notional amount of $100.0 million beginning June 1, 2005 through December 1, 2010, with a mandatory maturity date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period. The March 2005 interest rate swaps had a fair value of $(0.04) million at March 31, 2005.

6.    Stockholders' Equity

Dividends

On March 30, 2005, our board of directors declared a dividend of $0.40 per share of our common stock for the three months ended March 31, 2005, payable on April 21, 2005 to the stockholders of record as of April 11, 2005. The portion of this dividend which exceeded our retained earnings as of March 31, 2005, $17.0 million, represents a return of capital.

Equity Derivatives

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement (the "Investment Agreement") with (a) Fortress Investment Fund II LLC, a Delaware limited liability company ("FIF II"), an affiliate of our largest stockholder, Fortress; (b) various affiliates of our third largest stockholder, Abrams Capital, LLC ("Abrams"); and (c) various affiliates of Greenhill, our second largest stockholder. Greenhill, with FIF II and Abrams are referred to as the "Investors", and each individually as an "Investor".

Under the Investment Agreement, the Investors committed to purchase, at the closing of the Sprint Transaction, up to $500.0 million of our Common Stock, par value $0.01 per share ("Common Stock") at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors will automatically be reduced by (1) the amount of net proceeds received by us pursuant to an offering of our equity securities prior to the closing of the Sprint Transaction (see Note 7 – Common Stock Offering), and (2) the amount of any borrowings in excess of $750.0 million outstanding prior to the closing of the Sprint Transaction under any credit facility or similar agreements provided to us in connection with the Sprint Transaction (see Note 11 – Acquisitions, Sprint Transaction, Sprint Bridge Financing), provided that the Investors' aggregate commitment will not be reduced below $250.0 million. As of May 9, 2005, we expect that we will only sell the Investors $250.0 million of our Common Stock due to the public offering completed on that day and additional debt financing which has been committed. Pursuant to the terms of the Investment Agreement, each of FIF II, Abrams and Greenhill shall purchase such number of shares of Common Stock equal to 48%, 32% and 20%, respectively, of the total number of shares of Common Stock to be purchased under the Investment Agreement. The purchase of the shares by the Investors is conditioned upon the occurrence of the closing of the Sprint Transactions, and will close simultaneously with the Sprint Transaction. In the event an Investor fails to purchase the shares of common stock it is obligated to purchase, the other Investors have the right, but not the obligation, to purchase such shares. This issuance of these securities will be made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The forward contract to sell up to $500.0 million of our Common Stock to the Investors had a negative fair value of $62.1 million as of February 14, 2005. We estimated this fair value using our stock price on the close of business immediately prior to the execution of this agreement compared to the $25.50 agreed-upon stock sale price. This amount has been reclassified from additional paid in capital and is included in equity derivatives within stockholders' equity in our balance sheet as of March 31, 2005.

In connection with the Investment Agreement, the Investors agreed to issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of Common Stock having a value equal to the difference between the total consideration paid by the Investors for the common stock at the closing of the Sprint Transactions and $250.0 million. This option would be issued by the Investors pursuant to an Option Agreement among the Investors and us. Pursuant to the Option Agreement, we would have the right to purchase the shares at a price per share of $26.50. The option would immediately vest upon issuance at the closing and would expire six months and one day after the closing of the Sprint Transactions. If we were to exercise the option, we would purchase shares from each Investor in proportion to that Investor's participation in the Investment Agreement set forth above. We will only sell $250.0 million of our Common Stock to the Investors and as such, we do not expect the option will be issued. The option to purchase the shares issued to the Investors had a fair value of $37.8 million as of February 14, 2005. We estimated this fair value using a binomial model, utilizing our stock price on the close of business immediately prior to the execution of this agreement and other inputs based on the volatility of our stock price over the past eight months. This amount has been reclassified to additional paid-in capital and is included in equity derivatives within stockholders' equity in our balance sheet as of March 31, 2005.

7.    Common Stock Offering

On May 3, 2005 the Securities and Exchange Commission declared our Registration Statement on Form S-11 under the Securities Act of 1933 effective, whereby we offered for sale an additional 6,325,000 shares of our common stock, inclusive of the underwriters' overallotment option. This offering was consummated on May 9, 2005 at an offering price to the public of $30.70 per share, which generated proceeds of $183.0 million, net of underwriters' commissions, discounts and estimated offering costs, for us. We used a portion of the net proceeds to repay $55.0 million of outstanding borrowings on the term loans under our Revolving Credit Agreement. This will also terminate our ability to make future draws under the term loan portions. As a result, we will write off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $0.3 million in our second quarter of 2005. In addition, we expect to use approximately $82.0 million to finance a portion of the up front rental payment to be paid in connection with the Sprint Transaction and the remaining $46.0 million will be used for working capital and other general corporate purposes, which may include future acquisitions.

8.    Discontinued Operations

As a part of our ongoing operational reviews, we make decisions to divest ourselves of under-performing tower sites including one and 18 tower sites in the three months ended March 31, 2005 and 2004, respectively. The operations related to each of these assets were sold or liquidated by March 31, 2005 except for 44 under-performing sites that were held for disposal by sale at March 31, 2005. During the three months ended March 31, 2005 and 2004, no impairment charges were recognized on our underperforming sites.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these assets as discontinued operations in the accompanying consolidated financial statements and all prior periods have been classified to conform to the current quarter's presentation with respect to these assets.

Results of operations for these discontinued assets for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited) (restated)
Revenues	$294	$738
Direct operating expenses	(378)	(782)
Results of operations	(84)	(44)
Gain (loss) recognized upon sale of assets of discontinued sites	(6)	63
Income (loss) from discontinued operations	$(90)	$19

The following is a summarized balance sheet presenting the carrying amounts of major classes of assets and liabilities related to discontinued operations as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Fixed assets, net	$202	$225
Other assets	—	—
Assets held for sale	$202	$225
Other liabilities	$—	$—

Assets held for sale are included in fixed assets, net in the condensed consolidated balance sheets for all periods presented.

9.    Income Per Share

The following table sets forth the computation of basic and diluted income per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited) (restated)
Numerator:
Net income (loss)	$3,896	$(6,634)
Denominator:
Denominator for basic income per share — Weighted average shares outstanding	52,100	41,058
Less: Non-vested shares issued	(78)	—
Denominator for basic income per share — adjusted weighted average	52,022	41,058
Effect of dilutive securities	1,913	—
Denominator for diluted income per share — adjusted weighted average	53,935	41,058
Basic income (loss) per common share
Income (loss) from continuing operations	$0.08	$(0.17)
Income (loss) from discontinued operations	(0.01)	0.00
Gain (loss) on sale of properties	(0.00)	0.01
Net income (loss)	$0.07	$(0.16)
Diluted income (loss) per common share
Income (loss) from continuing operations	$0.07	$(0.17)
Income (loss) from discontinued operations	(0.00)	0.00
Gain (loss) on sale of properties	(0.00)	0.01
Net income (loss)	$0.07	$(0.16)

Approximately 3.4 million common shares issuable pursuant to outstanding stock options and warrants have been excluded from the calculation of earnings per share for the three months ended March 31, 2004, as their effect would have been antidilutive.

10.    Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was $15.7 million and $(10.5) million, respectively. The difference between comprehensive income (loss) and net income (loss), defined as other comprehensive income or loss, is primarily related to the effect of our interest rate swaps (see Note 5 – Interest Rate Swaps) and foreign currency translation gains and losses. Other comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited) (restated)
Increase (decrease) in fair value of derivatives	$11,703	$(4,321)
Amortization of other comprehensive income	232	139
Currency translation adjustment	(222)	340
Other comprehensive income (loss)	$11,713	$(3,842)

The components of accumulated other comprehensive income (loss) were as follows at (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Change in fair value of derivatives	$8,932	$(3,004)
Cumulative translation adjustments	1,562	1,785
	$10,494	$(1,219)

11.    Acquisitions

Sprint Transaction

On February 14, 2005, we, Sprint Corporation ("Sprint") and certain Sprint subsidiaries (the "Sprint Contributors"), entered into an agreement to contribute, lease and sublease (the "Agreement to Lease"). Under the Agreement to Lease, we have agreed to lease or, if certain required consents have not been obtained, operate, for a period of 32 years over 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from one or more newly formed special purpose entities of Sprint (collectively, "Sprint TowerCo"), under one or more master leases for which we agreed to pay an upfront payment of approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). The closing of the Sprint Transaction is expected to occur toward the end of the second quarter of 2005. Certain Sprint entities will share space on approximately 6,400 of the Sprint Towers (as discussed below), and the Sprint Towers have over 5,600 collocation leases with other wireless tenants and substantially all of the revenues are derived from wireless telephony tenants. We will account for this transaction as a capital lease reflecting the substance similar to an acquisition.

Upon the signing of the Agreement to Lease, we placed a $50.0 million deposit in escrow. This deposit was funded by borrowings under the Amended and Restated Revolving Credit Agreement described in Note 4 – Debt. If the closing of the Sprint Transaction occurs, the deposit and earnings thereon will be credited against the Upfront Rental Payment. If, however, the closing of the Sprint Transaction does not occur as a result of our material breach, or in the event that we are unable to obtain the funds necessary to close the Sprint Transaction, then Sprint will be entitled to retain the deposit.

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

The Lessee will be entitled to all revenue from the Sprint Towers leased or operated by it during the term of the Master Lease, including amounts payable under existing Sprint Towers collocation agreements with third parties. In addition, under the Master Lease, Sprint entities that are part of Sprint's wireless division have agreed to sublease or otherwise occupy collocation space (the "Sprint Collocation Agreement") at approximately 6,400 of the Sprint Towers for an initial monthly collocation charge of $1,400 per Sprint Tower (the "Sprint Collocation Charge") for an initial period of ten years. The Sprint Collocation Charge is scheduled to increase each year, beginning January 2006, at a rate equal to the lesser of (i) 3% or (ii) the sum of 2% plus the increase in the Consumer Price Index during the prior year. After ten years, Sprint may terminate the Sprint Collocation Agreement at any or all Sprint Towers; provided, however, that if Sprint does not exercise its termination right prior to the end of nine years at a Sprint Tower (effective as of the end of the tenth year), the Sprint Collocation Agreement at that Sprint Tower will continue for a further five-year period. Sprint may, subsequent to the ten-year initial term, terminate the Sprint Collocation Agreement as to any or all Sprint Towers upon the 15th, 20th, 25th, or 30th anniversary of the commencement of the Master Lease.

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

We guarantee the full and timely payment and performance and observance of all of the Lessee's terms, provisions, covenants and obligations under the Master Lease up to a maximum aggregate amount of $200 million.

Sprint Investment Agreement

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement (the "Investment Agreement") with (a) Fortress Investment Fund II LLC, a Delaware limited liability company ("FIF II"), an affiliate of our largest stockholder, Fortress; (b) various affiliates of our third largest stockholder, Abrams Capital, LLC ("Abrams"); and (c) various affiliates of Greenhill, our second largest stockholder. Greenhill, with FIF II and Abrams are referred to as the "Investors", and each individually as an "Investor".

Under the Investment Agreement, the Investors committed to purchase, at the closing of the Sprint Transaction, up to $500.0 million of our Common Stock, par value $0.01 per share ("Common

Stock") at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors will automatically be reduced by (1) the amount of net proceeds received by us pursuant to an offering of our equity securities prior to the closing of the Sprint Transaction (see Note 7 – Common Stock Offering), and (2) the amount of any borrowings in excess of $750.0 million outstanding prior to the closing of the Sprint Transaction under any credit facility or similar agreements provided to us in connection with the Sprint Transaction (see "Sprint Bridge Financing" below), provided that the Investors' aggregate commitment will not be reduced below $250.0 million. As of May 9, 2005, we expect that we will only sell the Investors $250.0 million of our Common Stock due to the pending public offering and additional debt financing which has been committed. Pursuant to the terms of the Investment Agreement, each of FIF II, Abrams and Greenhill shall purchase such number of shares of Common Stock equal to 48%, 32% and 20%, respectively, of the total number of shares of Common Stock to be purchased under the Investment Agreement. The purchase of the shares by the Investors is conditioned upon the occurrence of the closing of the Sprint Transactions, and will close simultaneously with the Sprint Transaction. In the event an Investor fails to purchase the shares of common stock it is obligated to purchase, the other Investors have the right, but not the obligation, to purchase such shares. This issuance of these securities will be made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Sprint Option Agreement

In connection with the Investment Agreement, the Investors agreed to issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of Common Stock having a value equal to the difference between the total consideration paid by the Investors for the common stock at the closing of the Sprint Transactions and $250.0 million. This option would be issued by the Investors pursuant to an Option Agreement among the Investors and us. Pursuant to the Option Agreement, we would have the right to purchase the shares at a price per share of $26.50. The option would immediately vest upon issuance at the closing and would expire six months and one day after the closing of the Sprint Transactions. If we were to exercise the option, we would purchase shares from each Investor in proportion to that Investor's participation in the Investment Agreement set forth above. As discussed above, due to our expectation that we will only sell $250.0 million of our Common Stock, we do not expect the option will be issued.

Sprint Bridge Financing

On February 8, 2005, we received a letter from Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC setting forth the terms on which they would provide bridge financing of approximately $750.0 million to us for use in funding the Sprint Transaction. On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc. and Banc of America Securities LLC which increased the amount of bridge financing up to $850.0 million and provides for the following terms. The borrower is expected to be one or more newly created entities, under our direct or indirect control, that will own 100% of our interest in the Sprint Towers. The loan is expected to be secured by, among other things, the ownership interests in the borrower, borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan is expected to have a term of 12 months after the closing, and subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan is expected to bear interest at 30-day LIBOR plus either 1.5% or 1.75% per annum, depending on cash flows related to the Sprint Towers. In either case, the rate is expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options are exercised. The loan is expected to require an origination fee of 0.375% of the $775.0 million loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we expect to be required under the facility to pay an exit fee under certain circumstances. The loan is expected to contain customary events of default including, bankruptcy of the borrower or the Company, change of control or cross default to other indebtedness of the Company.

Other Acquisitions

On March 21, 2005, we entered into an agreement to purchase 169 wireless communications towers for approximately $56.2 million from Triton PCS Holdings, Inc. The transaction is expected to close in the second half of 2005 and is subject to customary closing conditions. The towers are primarily located in the Charlotte, Raleigh and Greensboro markets of North Carolina, with additional sites located in North and South Carolina and Puerto Rico. All of the revenues on these towers are derived from wireless telephony tenants. As part of the transaction, Global Signal and Triton have agreed to enter into a 10-year master lease agreement at an initial monthly rate of $1,850 for each of the 169 towers, with three 5-year lease renewal options. Additionally, we obtained an exclusive option to acquire an additional 70 existing towers owned by Triton, together with an option to acquire all new towers constructed by Triton during a one-year period after closing.

We also acquired 95 other communications towers in 16 unrelated transactions during the three months ended March 31, 2005 for $41.1 million, including fees and expenses, which were funded by proceeds from our December 2004 mortgage loan (see Note 4 – Debt). These towers are located primarily in the eastern, midwestern and southeastern United States and generated substantially all of their revenues from wireless telephony tenants. During the three months ended March 31, 2005, we acquired 18 parcels of land, eight in fee simple title, and ten under long-term easements, which we had previously leased from the sellers, for a total purchase price of $2.0 million, including fees and expenses.

12.    Commitments and Contingencies

Purchase Commitments

As of March 31, 2005, we had an outstanding purchase agreement to acquire 169 tower assets from Triton PCS Holdings, Inc for a total estimated purchase price of $56.2 million, including estimated fees and expenses. From April 1, 2005 through April 29, 2005, we have entered into three additional asset purchase agreements, excluding the ForeSite agreement described below, to acquire 14 tower assets from unrelated sellers, for a total estimated purchase price of $5.7 million, including estimated fees and expenses of the purchases.

On April 14, 2005, we entered into an agreement to purchase 172 wireless communications sites for approximately $32.8 million, including estimated fees and expenses, from ForeSite LLC. The towers are located in Alabama, Georgia, Mississippi, Louisiana, Florida, Tennessee, and South Carolina. Revenues on these towers are derived 80% from wireless telephony tenants and 18% from public utility tenants. This transaction closed on April 29, 2005 and was funded from our site acquisition reserve account and from borrowings under the acquisition credit facility (see Note 4 – Debt).

Earn Outs

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The amount of this contingent purchase price is not expected to be material for the acquisitions we have closed during the year ended December 31, 2004 and the three months ended March 31, 2005. As of March 31, 2005, we had no accruals for future contingent acquisitions payments as they were not yet earned; however, the maximum additional contingent payments on closed acquisitions were $1.5 million at both March 31, 2005 and December 31, 2004.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Pending Tenant Lease Renewal

We are currently in the process of negotiating a new lease with USA Mobility for the sites under the Arch Lease, the lease originally executed with Arch Wireless, one of the two companies which recently merged to form USA Mobility. While there can be no assurance that we will be successful in finalizing the new Arch Lease prior to its expiration in May 2005, to the extent we do finalize a new Arch Lease, we would expect our monthly billing amount to be significantly reduced. In the three months ended March 31, 2005, we recognized $4.8 million of revenue from the Arch Lease. If we are unsuccessful in negotiating a new Arch Lease, the current Arch Lease will automatically convert to a month-to-month lease with payments based on the actual number of transmitters at our sites which will also result in a significant reduction in our monthly billings. As a result, we expect our revenues from any renewal or extension of the Arch Lease to be significantly lower starting June 2005.

13.    Restatement of Previously Issued Financial Statements

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, we have restated the accompanying condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004. The restatement adjustments reflected in the following table are as follows:

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

The following table presents the impact of the restatement adjustments on the Company's previously reported results for the three months ended March 31, 2004 on a condensed consolidated basis:

	Three Months Ended March 31, 2004
	Previously Reported (1)	Adjustments	As Restated
Condensed Statements of Operations
Revenues	$43,091	$—	$43,091
Direct site operating expenses, excluding impairment losses, depreciation, amortization and accretion	13,062	584	13,646
Gross margin	30,029	(584)	29,445
Selling, general and administrative expenses, excluding non-cash stock based compensation expense	6,558	—	6,558
State franchise, excises and minimum taxes	172	—	172
Depreciation amortization and accretion	11,834	513	12,347
Non-cash stock-based compensation expense	2,604	—	2,604
Operating income	8,861	(1,097)	7,764
Interest expense, net	6,091	—	6,091
Loss on early extinguishment of debt	8,449	—	8,449
Other expenses	8	—	8
Loss from continuing operations before income tax expense	(5,687)	(1,097)	(6,784)
Income tax expense	11	—	11
Loss from continuing operations	(5,698)	(1,097)	(6,795)
Income from discontinued operations	19	—	19
Loss before gain on sale of properties	(5,679)	(1,097)	(6,776)
Gain on sale of properties	142	—	142
Net income (loss)	$(5,537)	$(1,097)	$(6,634)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.14)	$(0.03)	$(0.17)
Income from discontinued operations	0.00	—	0.00
Gain on sale of properties	0.01	—	0.01
Net loss	$(0.13)	$(0.03)	$(0.16)
Basic shares	41,058	41,058	41,058
Diluted shares	41,058	41,058	41,058

(1)	Amounts as previously reported for the three months ended March 31, 2004 reflect the impact of changes in the site population included in discontinued operations as of March 31, 2005 compared to March 31, 2004.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close acquisitions under letters of intent, pay or grow dividends, generate growth organically or through acquisitions, secure financing, and increase revenues, earnings, Adjusted EBITDA and/or Adjusted Funds From Operations, add telephony tenants and statements relating to the final cost of the Sprint transaction (including fees and expenses), and how the proceeds of future financings will be used. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "would," "project," "predict," "continue" or other similar words or expressions. Forward looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, failure to close the Sprint transaction, failure to successfully and efficiently integrate the Sprint transaction into our operations, difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, a decrease in the demand for our communications sites and our ability to attract additional tenants, the economies, real estate markets and wireless communications industries in the regions where our sites are located, consolidation in the wireless industry and changes to the regulations governing wireless services, the creditworthiness of our tenants, customer concentration and the loss of one or more of our major customers, the renewal of the Arch Lease, the terms of our leases, integration of new software systems, our ability to compete, competing technologies, equipment and software developments, our ability to modify our towers, our ability to obtain credit facilities on favorable terms, our failure to comply with federal, state and local laws and regulations and changes in the law, our failure to comply with environmental laws, our ability to conduct our business effectively, secure financing and generate revenues, the termination of site management agreements, disasters and other unforeseen events, the demonstrated or perceived negative health effects from our towers or other equipment, our ability to qualify as a REIT, REIT distributions requirements and the stock ownership limit imposed by the Internal Revenue Code for REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements detailed from time to time in Global Signal's filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, filed on March 31, 2005, and our most recent Registration Statement on Form S-11, filed on May 2, 2005. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Executive Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest wireless communications tower owners in the United States, based on the number of towers owned. Our growth strategy is to grow (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long term basis, using equity combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy, we will seek to increase our dividend per share over time. Our dividend for the three months ended March 31, 2005, of $0.40 per share of common stock, represented a 28.0% increase over the total per share dividends we paid for the three months ended March 31, 2004.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders and comply with various other requirements. We also have certain subsidiaries that are not qualified REIT subsidiaries and, therefore, their operations will be subject to federal income tax. Since May 12, 2004, we own substantially all of our assets and conduct substantially all of our operations through an operating partnership, Global Signal Operating Partnership, L.P., or "Global Signal OP." Global Signal Inc. is the special limited partner and our wholly-owned subsidiary, Global Signal GP LLC, is the managing general partner of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP. On June 2, 2004, we completed our initial public offering of 8,050,000 shares of our common stock at $18.00 per share of common stock.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of March 31, 2005, we had an aggregate of more than 15,000 leases on our communications sites with over 2,000 customers. Our revenue from wireless telephony tenants has increased from 42.7% of revenues for the month of March 2004 to 52.9% of revenues for the month of March 2005.

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

The material opportunities, challenges and risks of our business have changed significantly over the past several years. More recently, concurrent with an increased focus on improving network quality, many of our wireless telephony customers have experienced a general improvement in their overall financial condition. This has resulted in an increase in these customers' abilities to invest in their networks and a related increase in our telephony tenant base. During 2003 and 2004, the demand by wireless telephony service providers for our communications sites increased compared to the demand we experienced during 2002 and 2001. Our growth will be primarily affected by the future demand for communications sites by wireless telephony service providers, paging service providers, users of mobile radio services and government agencies. The demand for communications site space by wireless telephony service providers is expected to be driven by growth in the number of their subscribers and their utilization of wireless telephony services, including utilization of their networks for data services. In addition, demand could also be affected by carrier consolidation, because consolidation could result in duplicative coverage and excess network capacity. On October 26, 2004, Cingular merged with AT&T Wireless, which could adversely impact tenant lease revenues at some of our communications sites. For example, as of March 31, 2005, 104 of our sites are occupied by both Cingular and AT&T Wireless and the combined revenues from AT&T Wireless and Cingular on these sites was approximately $1.3 million during the three months ended March 31, 2005. These tenants may also be located on nearby communications towers owned by our competitors. On November 16, 2004, Arch Wireless merged with Metrocall Holdings, Inc. to form USA Mobility, Inc., our largest customer based on revenues for 2004. Both customers offer paging services throughout the United States and consequently will have duplicate coverage in most markets. In addition, on December 15,

2004, Sprint announced its agreement to merge with Nextel Communications. As of March 31, 2005, 177 of our sites are occupied by both Sprint and Nextel and the combined revenues from Sprint and Nextel on these sites was approximately $2.0 million during the three months ended March 31, 2005. These tenants may also be located on nearby communications towers owned by our competitors. On January 10, 2005, ALLTEL announced its agreement to purchase Western Wireless. On February 14, 2005, and subsequently amended as of March 4, 2005, March 29, 2005, and May 1, 2005, Verizon Communications Inc. entered into a merger agreement with MCI, the parent of Skytel Corporation, a paging operator. Verizon Communications is a joint owner of Verizon Wireless who also operates a paging network. As a result of these mergers, network consolidations by these tenants could adversely impact tenant lease revenues at some of our sites. Lastly, the demand for communications site space by government entities will be driven by the agencies' demand for new digital networks and the ability to communicate with other government agencies as well as their ability to gain funding for such networks.

Since our reorganization in November 2002, we have installed a new management team, reengineered our business processes and reduced our unsecured debt. Our debt was reduced primarily as a result of the extinguishment of $404.8 million of indebtedness pursuant to the terms of our reorganization. We subsequently refinanced our balance sheet through a $418.0 million tower asset securitization in February 2004, which has provided us with low-cost fixed-rate debt. Furthermore, we have disposed of certain non-core communications sites and under-performing sites to enhance our operating margins. Our growth opportunities are primarily linked to organic growth on our existing towers and acquiring and developing new towers on which our wireless customers will seek to locate their equipment, thereby growing our overall tenant base. From December 2003 through April 29, 2005, we acquired 1,197 wireless communications sites for approximately $459.8 million including fees and expenses. In addition, during this time, we invested an additional $9.5 million, including fees and expenses, to acquire a fee interest or long-term easement under 94 wireless communications towers where we previously had a leasehold interest. We have refinanced these newly acquired communications sites on a long-term basis with a portion of the net proceeds from our initial public offering and our $293.8 million December 2004 mortgage loan.

A key component of our growth strategy is our capital management strategy, which supports the financing of our tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using additional equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. Prior to financing newly acquired towers using mortgage-backed securities, our strategy is to finance communications sites we acquire on a short-term basis through credit facilities we expect to obtain such as the acquisition credit facility we entered into as of April 25, 2005.

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

The primary factors affecting our determination of the value of a communications site are its location and the immediate area's competitive structures, tenant base, tenant credit quality and zoning restrictions. While we have communications sites located throughout the United States, Canada and the United Kingdom, our communications sites are primarily located in the southeastern and mid-Atlantic regions of the United States. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing suburban communities. We also have a diverse tenant base, which includes government agencies, large and small wireless service providers and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to significantly lesser credits, including small independent operations.

Acquisitions and Dispositions of Communications Sites

Our financial results are also impacted by the timing, size and number of acquisitions and dispositions we complete in a period. Our number of active communications sites increased from 4,060 at December 31, 2004 to 4,123 at March 31, 2005. During the first quarter of 2005 we acquired 95 other communications towers in 16 unrelated transactions for $41.1 million, including fees and expenses, which were funded by proceeds from our December 2004 mortgage loan (see "December 2004 Mortgage Loan" below). These towers are located primarily in the eastern, midwestern and southeastern United States and generated substantially all of their revenues from wireless telephony tenants. During the three months ended March 31, 2005, we also acquired 18 parcels of land, eight in fee simple title, and ten under long-term easements, which we had previously leased from the sellers, for a total purchase price of $2.0 million.

In addition, we routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. During the three months ended March 31, 2005, we disposed of one under-performing owned site and 32 managed sites. As of March 31, 2005, we had 44 under-performing sites held for sale.

On February 14, 2005, we, Sprint Corporation ("Sprint") and certain Sprint subsidiaries (the "Sprint Contributors"), entered into an agreement to contribute, lease and sublease (the "Agreement to Lease"). Under the Agreement to Lease, we have agreed to lease or, if certain required consents have not been obtained, operate, for a period of 32 years approximately 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from one or more newly formed special purpose entities of Sprint (collectively, "Sprint TowerCo"), under one or more master leases for which we agreed to pay an upfront rental payment of approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). The closing of the Sprint Transaction is expected to occur toward the end of the second quarter of 2005. Certain Sprint entities will share space on approximately 6,400 of the Sprint Towers and the Sprint Towers have over 5,600 collocation leases with other wireless tenants and substantially all of the revenue is derived from wireless telephony tenants. We will account for this transaction as a capital lease reflecting the substance similar to an acquisition. See "Sprint Transaction and Related Financing" below for a more detailed description of the Sprint Transaction and the related financing.

On March 21, 2005, we entered into an agreement to purchase 169 wireless communications sites for approximately $56.2 million, including estimated fees and expenses, from Triton PCS Holdings, Inc. The transaction is expected to close toward the end of the second quarter of 2005 and is subject to customary closing conditions. The towers are primarily located in the Charlotte, Raleigh and Greensboro markets of North Carolina, with additional sites located in other regions of North Carolina and in South Carolina, Georgia and Puerto Rico. Substantially all of the revenues on these towers are derived from wireless telephony tenants. As part of the transaction, Global Signal and Triton have agreed to enter into a 10-year master lease agreement, with three 5-year lease renewal options, whereby Triton will pay us an initial monthly rate of $1,850 for each of the 169 towers. Additionally, we obtained an exclusive option to acquire an additional 70 existing towers owned by Triton, together with an option to acquire all new towers constructed by Triton during a one-year period after closing.

On April 14, 2005, we entered into an agreement to purchase 172 wireless communications sites for approximately $32.8 million, including estimated fees and expenses, from ForeSite LLC. The towers are located in Alabama, Georgia, Mississippi, Louisiana, Florida, Tennessee and South Carolina. Revenues on these towers are derived approximately 80% from wireless telephony tenants and 18% from public utility tenants. The transaction closed on April 29, 2005 and was funded from our site acquisition reserve account and from borrowings under the acquisition credit facility.

As of April 29, 2005 in addition to the Triton acquisition referred to above, we have executed, but not yet closed on, definitive agreements and non-binding letters of intent with other parties to acquire an additional 45 communications sites and to acquire fee interest or long-term easements under an additional 11 communications towers, for an aggregate purchase price of approximately $27.9 million, including estimated fees and expenses. We are in the process of performing due diligence on the towers under non-binding letters of intent and seek to negotiate definitive agreements.

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

For the three months ended March 31, 2005, 85% and 93% of our revenues and gross margin, respectively, were generated from our owned sites, while 15% and 7% of our revenues and gross margin, respectively, were generated from our managed sites. For the three months ended March 31, 2004, 81% and 91% respectively, of our revenues and gross margin were generated from our owned sites, while 19% and 9%, respectively, of our revenues and gross margin were generated from our managed sites. Typically, our tenant lease agreements are specific to a site, are for terms of one to ten years, and are renewable for multiple pre-determined periods at the option of the tenant. Rents under the tenant leases are generally due to us on a monthly basis, and revenues from each agreement are recognized monthly. These agreements typically contain fixed-price annual escalation clauses. However rental revenues are recognized in our financial statements on a straight-line basis over the contractual term of the agreements excluding customer renewal options.

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, and radio and television broadcast. For the months of March 2005 and 2004, our revenue mix for the primary technology categories was as follows:

	Percent of Revenues for the Month of
Tenant technology type	March 2005	March 2004
Telephony (PCS, Cellular, ESMR)	52.9%	42.7%
Mobile radio	21.2%	24.5%
Paging	17.3%	20.8%
Broadcast	6.1%	7.5%
Wireless data and other	2.5%	4.5%
Total	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not own the land at our site), utilities, property and ad valorem taxes, insurance and site maintenance costs. Many of our ground lease agreements contain escalation clauses which are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For ground leases with escalation clauses based on a fixed percentage rate, ground rental expenses are recognized in our financial statements on a straight-line basis over the shorter of (i) the contracted term of the lease agreement assuming we exercise all of the renewal options or (ii) the first renewal option period ending after the later of (a) our tenant leases which were in place or which we anticipated being in place at the date we entered into the ground lease or acquired the communications site or (b) the depreciable life of the assets located on the leased property.

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

Selling, general and administrative expenses consist of five major components: (1) sales, marketing and collocations, (2) property management and site operations, (3) contracts administration, (4) business development including acquisitions and new builds, and (5) administrative support including legal, human resources, finance, accounting, and information technology.

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

    Effect of Sprint Transaction

If we consummate the Sprint Transaction as planned, on a pro forma basis as of March 31, 2005, we will own, manage or lease over 10,700 wireless communications sites. In addition, on a pro forma basis, without giving effect to Sprint's pending merger with Nextel Communications, Sprint would become our largest customer, representing 29.2% of our revenue, for the three months ended March 31, 2005.

We will account for the Sprint Transaction as a capital lease and hence will recognize the assets and the lease obligations on our balance sheet. We will allocate the Upfront Rental Payment along with transaction fees and costs to the leased assets (primarily towers and identifiable intangible assets)

based on their fair market value similar to an acquisition of tower assets. We will depreciate and amortize these tangible and intangible assets over their estimated useful lives, which we expect to be similar to the current estimated useful lives of our existing tower and related intangible assets. As a result, our depreciation, amortization and accretion expenses will increase significantly.

We expect to finance the Sprint Transaction with an $850.0 million bridge loan, a $250.0 million sale of shares pursuant to an investment agreement as part of the Sprint Transaction ("Investment Agreement" described below) and cash received from our recent common stock offering, which will substantially increase the amount of our debt outstanding and interest expense. In addition, the shares issued in the recent common stock offering and the shares we will issue pursuant to the Investment Agreement, will increase the number of shares outstanding and hence affect our future income (loss) per share.

The Sprint Transaction is significantly larger than any acquisition we have completed to date. There are more Sprint Towers than the number of communications sites we currently operate. The integration of the approximately 6,600 Sprint Towers into our operations will be a significant undertaking. To manage the Sprint Towers, we expect to add over 100 additional employees which will add significant costs. We will also incur a substantial amount of non-recurring integration costs with respect to the Sprint Transaction which will be expensed primarily in 2005.

As a result of our increased depreciation, amortization and accretion expenses, integration costs, additional selling, general and administrative expenses and interest expense, we expect to generate net losses after the closing of the Sprint Transaction.

In addition, we used a portion of the net proceeds of the recent common stock offering to repay and terminate the outstanding borrowings on the $50.0 million and $25.0 million term loans under our Revolving Credit Agreement. As a result, we will write off the remaining unamortized deferred debt issuance costs as a loss on the early extinguishment of debt.

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

The following table sets forth for the periods indicated, each statement of operations item and such item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, dated March 31, 2005, filed with the Securities and Exchange Commission, and our Registration Statement on Form S-11, declared effective by the Securities and Exchange Commission on May 3, 2005.

	Three Months Ended March 31,
	2005		2004 (Restated)		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$54,422	100.0%	$43,091	100.0%	$11,331	26.3%
Direct site operating expenses (excluding depreciation, amortization and accretion)	16,362	30.1%	13,646	31.7%	2,716	19.9%
Gross margin	38,060	69.9%	29,445	68.3%	8,615	29.3%
Other expenses:
Selling, general and administrative (excluding $318 and $2,604 of non-cash stock-based compensation expense, respectively)	6,348	11.7%	6,558	15.2%	(210)	−3.2%
State franchise, excise and minimum taxes	174	0.3%	172	0.4%	2	1.2%
Depreciation, amortization and accretion	17,554	32.3%	12,347	28.7%	5,207	42.2%
Non-cash stock-based compensation expense	318	0.6%	2,604	6.0%	(2,286)	−87.8%
	24,394	44.8%	21,681	50.3%	2,713	12.5%
Operating income	13,666	25.1%	7,764	18.0%	5,902	76.0%
Interest expense, net	10,201	18.7%	6,091	14.1%	4,110	67.5%
Loss on early extinguishment of debt	—	0.0%	8,449	19.6%	(8,449)	−100.0%
Other expense (income)	(14)	0.0%	8	0.0%	(22)	N/A
Income (loss) from continuing operations before income tax benefit (expense)	3,479	6.4%	(6,784)	−15.7%	10,263	N/A
Income tax benefit (expense)	525	1.0%	(11)	0.0%	536	N/A
Income (loss) from continuing operations	4,004	7.4%	(6,795)	−15.8%	10,799	N/A
Income (loss) from discontinued operations	(90)	−0.2%	19	0.0%	(109)	N/A
Income (loss) before gain (loss) on sale of properties	3,914	7.2%	(6,776)	−15.7%	10,690	N/A
Gain (loss) on sale of properties	(18)	0.0%	142	0.3%	(160)	N/A
Net income (loss)	$3,896	7.2%	$(6,634)	−15.4%	$10,530	N/A

Revenues

Our revenues increased $11.3 million, or 26.3%, primarily as a result of approximately $10.1 million in increased revenues from our acquisition of 957 communications sites since January 1, 2004 and from internal growth of 2.7% on sites owned for the entire period since January 1, 2004. Our internal growth was primarily a result of growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 42.6% for the three months ended March 31, 2004 to 52.1% for the three months ended March 31, 2005.

For the three months ended March 31, 2005, USA Mobility, our second largest customer, accounted for 12.8% of our revenues. One of our primary master tenant leases with USA Mobility, the Arch Lease, expires at the end of May 2005. The Arch Lease allows Arch Wireless, one of the two companies that merged to form USA Mobility, to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. The number of sites that Arch Wireless currently occupies is significantly less than the number of sites allowable under the current contract for the fixed minimum rate. Consequently, we believe that it is likely that the Arch Lease will be renewed or extended on terms and rates that are significantly less favorable to us than those currently in place and we expect our revenues from any renewal or extension of the Arch Lease to be significantly lower starting June 2005.

Expenses

    Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $2.7 million primarily due to direct site operating expenses associated with the 957 communication sites we have acquired since January 2004, and increases in maintenance expenses at our existing communications sites. These increases were partially offset by decreases in utility expenses at our existing communications sites and decreased rent expense associated with our purchase of various interests in parcels of land in fee simple or other long-term easements, which we had previously leased. As a percentage of revenues, our direct site operating expenses decreased to 30.1% of revenues for the three months ended March 31, 2005 from 31.7% of revenues for the three months ended March 31, 2004.

    Selling, general and administrative

Our selling, general and administrative expenses decrease of $0.2 million was primarily attributable to a $0.5 million decline in monitoring fees paid to Fortress Investment Holdings LLC ("Fortress") and Greenhill Capital Partners, L.P. ("Greenhill") as the monitoring agreement ended in March 2004. This decline was partially offset by increases in payroll expenses associated with the increase in our corporate support staff necessary to manage the growth of the Company, and increased insurance costs primarily associated with our Directors and Officers liability premiums. As a percentage of revenues, our selling, general and administrative expenses declined to 11.7% of revenues for the three months ended March 31, 2005 from 15.2% of revenues for the three months ended March 31, 2004.

    Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $5.2 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to the addition of 957 communications sites during the period from January 1, 2004 through March 31, 2005.

    Non-cash stock-based compensation expense

For the three months ended March 31, 2005, we recognized $0.3 million in non-cash stock-based compensation expense related to stock options granted in 2004 to an executive at an exercise price less than the market value of the stock on the grant date, and the amortization of deferred stock-based compensation related to non-vested restricted shares of common stock granted to certain members of management in December 2004. During the three months ended March 31, 2004, we recognized $2.6 million in non-cash stock-based compensation expense related to an employee of Fortress Capital Finance LLC, who served on our board of directors from January 2003 until February 2004 and provided financial advisory services to us through March 2004.

    Interest expense, net

Our net interest expense increase of $4.1 million is related to the increase in the amount of debt in our capital structure resulting primarily from the February 2004 and December 2004 mortgage loans, and borrowings under our Revolving Credit Agreement.

    Loss on early extinguishment of debt

On February 5, 2004, our principal operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan, the February 2004 mortgage loan, made payable to a newly formed trust. A portion of the net proceeds were used to repay outstanding borrowings under our old credit facility, and as a result of this repayment, this facility was terminated and $8.4 million of unamortized deferred financing costs related to the old credit facility were expensed.

    Income tax expense

Our income tax benefit increase of $0.5 million primarily resulted from a reconciliation of the book versus tax net book values associated with our tower portfolios held within our taxable REIT subsidiary entities.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, tower acquisitions, construction costs for occasional new tower builds and tower augmentaions, other capital expenditures and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash generated from operating activities, cash generated from our recent equity offering, borrowings under the Revolving Credit Agreement and acquisition credit facility and from additional equity offerings, and mortgage loans and credit facilities we may obtain. However, there can be no assurance that we will be successful in raising additional equity or that we will be able to obtain additional mortgage loans or credit facilities including the bridge financing described below. To the extent we are unsuccessful in raising additional equity, obtaining mortgage loans and additional credit facilites, we may need to curtail our investments in acquisitions and new tower builds, and/or reduce the current level of our dividend.

On May 3, 2005, the Securities and Exchange Commission declared our Registration Statement on Form S-11 under the Securities Act of 1933 effective, whereby we sold 6,325,000 shares of our common stock, inclusive of the underwriters' overallotment option. This offering was consummated on May 9, 2005 at an offering price to the public of $30.70 per share, which generated proceeds for us of $183.0 million, net of estimated offering costs.

We used or will use the net proceeds as follows:

•	Approximately $82.0 million to finance a portion of the Upfront Rental Payment of approximately $1.2 billion (subject to certain conditions, adjustments and prorations) to be paid in connection with the Sprint Transaction. For a more detailed description of the Sprint Transaction, see Sprint Transaction and Related Financing. The Sprint Transaction is subject to certain closing conditions and may not close. In the event the Sprint Transaction does not close, we intend to use the net proceeds of this offering to finance the acquisition of other communications sites over time or for general corporate purposes.

•	Approximately $55.0 million to repay the debt outstanding under our Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., including $50.0 million incurred to finance the Sprint Transaction deposit, currently held in escrow, and $5.0 million incurred to pay for a portion of the costs and expenses of the Sprint Transaction. The $50.0 million was borrowed under the term loan portion of the Revolving Credit Agreement and the $5.0 million was borrowed under the multi-draw portion of the Revolving Credit Agreement. This also terminated our ability to make future draws under the two term loan portions of our Revolving Credit Agreement. As a result, we will write off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $0.3 million in our second quarter of 2005;

•	Approximately $46.0 million for working capital and other general corporate purposes, which may include future acquisitions.

    Sprint Transaction and Related Financing

On February 14, 2005, we, Sprint Corporation, or Sprint, and certain Sprint subsidiaries (the Sprint Contributors") entered into an agreement to contribute, lease and sublease, which we refer to as the Agreement to Lease. Under the Agreement to Lease, we have agreed to lease or, if certain consents have not been obtained, operate for a period of 32 years approximately 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from one or more newly formed special purpose entities of Sprint (collectively, Sprint TowerCo"), under one or more master leases for which we agreed to pay an upfront payment of approximately $1.2 billion as prepaid rent, which we refer to as the Upfront Rental Payment, subject to certain conditions, adjustments and prorations. At the closing of the Sprint Transaction, we will also enter into a master lease agreement, which we refer to as the Master Lease, which will expire in 2037. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, the Lessee will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion, subject to adjustment, including based on a final appraisal of the Sprint Towers to be completed prior to closing. The closing of the Sprint Transaction is expected to occur towards the end of the second quarter of 2005.

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement with the Investors, which consist of the following entities:

•	Fortress Investment Fund II LLC, a Delaware limited liability company, or FIF II, an affiliate of our largest stockholder, Fortress;

•	Abrams Capital Partners II, L.P., a Delaware limited partnership, Abrams Capital Partners I, L.P., a Delaware limited partnership, Whitecrest Partners, L.P., a Delaware limited partnership, Abrams Capital International, LTD, a Cayman Islands limited liability company and Riva Capital Partners, L.P., a Delaware limited partnership, affiliates of our third largest stockholder, Abrams Capital, LLC (collectively, the "Abrams Investors"); and

•	Greenhill Capital Partners, L.P., a Delaware limited partnership, which together with its affiliates, is our second largest stockholder, and the following affiliates of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Executive), L.P., a Delaware limited partnership, Greenhill Capital, L.P., a Delaware limited partnership, Greenhill Capital Partners (Cayman), L.P., a Cayman Islands limited partnership, and Greenhill Capital Partners (Employees) II, L.P.,a Delaware limited partnership (collectively the Greenhill Investors").

Under the Investment Agreement, the Investors committed to purchase, severally and not jointly, at the closing of the Sprint Transaction, up to $500.0 million of our common stock, at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors will automatically be reduced by (1) the amount of net proceeds, $183.0 million, received by us from our recent common stock offering, and (2) the amount of any borrowings in excess of $750.0 million outstanding at the closing of the Sprint Transaction under any credit facility or similar agreements provided to us in connection with the Sprint Transaction, provided that the Investors' aggregate commitment will not be reduced below $250.0 million. Pursuant to the terms of the Investment Agreement, each of FIF II, the Abrams Investors and the Greenhill Investors shall purchase such number of shares of common stock equal to 48%, 32% and 20%, respectively, of the total number of shares of common stock to be purchased under the Investment Agreement. The purchase of the shares by the Investors is conditioned upon the occurrence of the closing of the Sprint Transaction, and will close simultaneously with the Sprint Transaction. In the event an Investor fails to purchase the shares of common stock it is obligated to purchase, the other Investors have the right, but not the obligation, to purchase such shares. The issuance of these securities will be made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. If we had not completed the recent offering of our equity securities prior to the closing of the Sprint Transaction, under an Option Agreement with us, the Investors would issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of common stock, at a price of $26.50 per share having a value equal to the difference between the total consideration paid by the Investors for the common stock at the closing of the Sprint Transaction and $250.0 million. The option would be immediately vested upon issuance at the closing and would expire six months and one day after the closing of the Sprint Transaction. The option was non-transferable. If we were to exercise the option, we would have purchased shares from each Investor in proportion to that Investor's participation in the Investment Agreement set forth above. We will only sell $250.0 million of our Common Stock to the Investors and as such, we do not expect the option will be issued.

On February 8, 2005, we received a letter from Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC, setting forth the terms on which they would provide, subject to certain conditions, bridge financing of approximately $750.0 million to us for use in funding the Sprint Transaction. On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc., Bank of America, N.A. and Banc of America Securities LLC, which increased the amount of bridge financing up to $850.0 million. The borrower is expected to be Global Signal Acquisitions II LLC and/or one or more other newly created entities, under our direct control, which we refer to as the borrower, that will own 100% of our interest in the Sprint Towers. The loan is expected to be secured by, among other things, the ownership interests in the borrower, borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan is expected to have a term of 12 months after the closing and subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan is expected to bear interest at 30-day LIBOR plus either 1.5% or 1.75% per annum, depending on cash flows related to the Sprint Towers. In either case, the rate is expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options are exercised. The loan is expected to require an origination fee of 0.375% of $775.0 million of the loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we expect to be required under the facility to pay an exit fee under certain circumstances. The loan is expected to contain customary conditions precedent to closing including no material adverse change, and customary events of default including, bankruptcy of the borrower or us, change of control or cross default to our other indebtedness.

In connection with the Sprint Transaction, we entered into interest rate swap agreements for a total notional value of $750.0 million with Bank of America, N.A., as counterparty, in anticipation of securing $750.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan of a greater amount. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.303% on a total notional amount of $750.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

On March 21, 2005, in connection with the Sprint Transaction and the $850.0 million bridge loan term sheet we executed on March 10, 2005, we entered into additional interest rate swap agreements for a total notional amount of $100.0 million with Bank of America, N.A. as counterparty. This brings the total notional amount of swap agreements related to financing the Sprint Transaction to $850.0 million. These swap agreements are in anticipation of the Sprint Transaction bridge financing, which is expected to be replaced by a mortgage loan of up to $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.733% on the total notional amount of $100.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory maturity date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

    Acquisition Credit Facility

As of April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC, or Global Signal Acquisitions, entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility is guaranteed by Global Signal OP and future subsidiaries of Global Signal Acquisitions. Moreover, it is secured by substantially all of Global Signal Acquisitions' tangible and intangible assets and by a pledge of Global Signal OP's equity interest in Global Signal Acquisitions. In addition, we have agreed to enter into a guarantee agreement with respect to the acquisition credit facility, and to secure that guarantee by a pledge of our equity interest in Global Signal OP, no later than May 16, 2005. We intend to fund future acquisitions with this credit facility along with a portion of the net proceeds from the common stock offering described above and incremental equity offerings. The level of borrowings under the acquisition credit facility is limited based on a borrowing base, as defined therein. Borrowing under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 1.5% or the bank's base rate plus approximately 1.25% provided the loan balance is equal to or lower than 68% of the aggregate acquisition price (as defined therein) of towers owned, leased or managed by Global Signal Acquisitions, from time to time. If the loan balance is higher than 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions, from time to time, then borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 2.0% or the bank's base rate plus approximately 1.75%. In connection with closing the acquisition credit facility, we paid an origination fee of 0.375% of the $200.0 million commitment and agreed to pay to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. an exit fee of 0.375% of the principal amount of loans under the acquisition credit facility in connection with any refinancing of such borrowings. In addition, to the extent the principal amount of borrowings related to an acquisition of towers to be owned, leased or managed exceeds 68% of the acquisition price thereof, we will be required to pay an additional origination fee to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. in an amount equal to 0.125% of the amount borrowed for such acquisition and an additional exit fee in the amount of 0.125% of the amount borrowed for such acquisition in connection with the refinancing of such borrowing. Any exit fees shall be credited against fees payable to each of Morgan Stanley and Bank of America, N.A. if they are offered the position of co-lead lender with respect to a refinancing of the acquisition credit facility. The acquisition credit facility contains typical representations and covenants for facilities of this type.

    Revolving Credit Agreement

On December 3, 2004, Global Signal Operating Partnership, L.P., or Global Signal OP, entered into a 364-day $20.0 million revolving credit facility pursuant to a revolving credit agreement which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide funding for working capital and other corporate purposes. On February 9, 2005, Global Signal OP amended and restated the Revolving Credit Agreement with Morgan Stanely Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease from the Sprint Transaction. At March 31, 2005, we had $50.0 million outstanding under the term loan and $1.9 million outstanding under the revolving credit facility portion of the Revolving Credit Agreement. On April 15, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $25.0 million multi-draw term loan to be used for fees and expenses incurred in connection with the Sprint Transaction. Amounts available under the revolving credit portion of the revolving credit facility are reduced to $15.0 million upon the earlier of June 3, 2005 or the completion of certain equity issuances by us in excess of $5.0 million. Interest on the revolving credit facility is payable at our option at either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. The Revolving Credit Agreement and the related ancillary documentation, contains covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at approximately $1.0 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to 7.0 to 1.0. The limitations on consolidated indebtedness will be increased to approximately $1.8 billion and the ratio to 7.65 to 1.0 upon consummation of the bridge financing for the Sprint Transaction. The Revolving Credit Agreement continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP and a pledge by us of 65% of our interest in our Canadian subsidiary. The term loans must be repaid on the earlier of (1) August 14, 2005, (2) the date that we receive a refund of the deposit from Sprint under the Agreement to Lease, or (3) the date of the closing of the Sprint Transaction. On May 9, 2005 we used a portion of the net proceeds from our equity offering to repay $50.0 million outstanding under the term loan and $5.0 million outstanding under the multi-draw term loan portions of the Revolving Credit Agreement.

    December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II ("December 2004 mortgage loan"). The Trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six month period following the closing of the loan. As of April 29, 2005, the site acquisition reserve account had a balance of $0.6 million.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of March 31, 2005, the weighted average interest rate on the various tranches was approximately 4.74%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio ("DSCR"), defined in the December 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of principal and interest that we will be required to pay over the succeeding twelve months on the December 2004 mortgage loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the DSCR exceeds 1.30 times for two consecutive calendar quarters. If the DSCR falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to pay the December 2004 mortgage loan.

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

    February 2004 Mortgage Loan

On February 5, 2004, our largest operating subsidiary based on revenues for 2004, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time) and thirteen of its direct and indirect subsidiaries issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I ("February 2004 mortgage loan"). The trust then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust in our financial statements. The net proceeds from the February 2004 mortgage loan were used to repay the then outstanding borrowings under our old credit facility of $234.4 million, to fund a $142.2 million special distribution to our stockholders, to fund $4.6 million of restricted cash into an imposition reserve which was required to be escrowed in connection with our securitization transaction and February 2004 mortgage loan and relates to taxes, insurance and rents and the remaining $15.9 million was available to fund operations.

The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of March 31, 2005, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens in more than 1,100 of our communications sites of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan requires monthly payments of principal and interest calculated based on a 25-year amortization schedule through January 2009 (the "Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the February 2004 mortgage loan increases by the greater of 5.0% or a U.S. Treasury-based index, and substantially all of the borrower's excess cash flow from operations is utilized to repay outstanding amounts due under the February 2004 mortgage loan.

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. The February 2004 mortgage loan requires us to maintain a minimum debt service coverage ratio ("DSCR") defined as the preceding 12 months of net cash flow, as defined in the February 2004 mortgage loan, divided by the amount of principal and interest payments required under the February 2004 mortgage loan in the next 12 months, of 1.45 times. Net cash flow, as defined in the February 2004 mortgage loan, with respect to Pinnacle Towers LLC and its 13 direct and indirect subsidiaries, is approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites minus 10% of revenue. If the DSCR falls below 1.45 times, the excess cash flows from the securitized entities are escrowed until the DSCR exceeds 1.45 times for two consecutive quarters, at which time the previously escrowed excess cash flow is released to us. If the DSCR falls below 1.2 times, all excess cash flow, including amounts previously escrowed, is used to repay outstanding principal due under the February 2004 mortgage loan. The February 2004 mortgage loan also restricts our ability to incur unsecured indebtedness without confirmation from the rating agencies that such indebtedness will not impact the February 2004 mortgage loan rating. Because the February 2004 mortgage loan has covenants which require our subsidiaries to maintain certain financial ratios, these covenants could indirectly limit our subsidiaries' ability to pay dividends to us.

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

The February 2004 mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets. In addition, so long as the tangible assets of the borrowers represent at least 25% of the total tangible assets of Global Signal Inc., it will be an event of default under the February 2004 mortgage loan if Global Signal Inc. incurs any unsecured indebtedness for borrowed money without confirmation from the rating agencies that rated the commercial mortgage passthrough certificates that none of the ratings will be adversely affected.

    2005 Interest Rate Swap Agreements

On January 11, 2005, in anticipation of the issuance of bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communication towers we expect to acquire during 2005, we entered into six additional forward starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three month LIBOR on the same notional amounts for the same period.

On February 2, 2005, in connection with the Sprint Transaction, we entered into eight additional interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $750.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan for a total notional value of $750.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.303% on a total notional amount of $750.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

On March 21, 2005, in connection with the Sprint Transaction and the $850.0 million bridge loan term sheet we executed on March 10, 2005, we entered into two additional interest rate swap agreements for a total notional amount of $100.0 million with Bank of America, N.A. as counterparty. This brings the total notional amount of swap agreements related to financing the Sprint Transaction to $850.0 million. These swap agreements are in anticipation of the Sprint Transaction bridge financing described above, which is expected to be replaced by a mortgage loan of at least $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.733% on the total notional amount of $100.0 million beginning June 1, 2005 through December 1, 2010, with a mandatory maturity date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

    2003 and 2004 Interest Rate Swap Agreements

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, Pinnacle Towers entered into an interest rate swap agreement with Morgan Stanley as the counterparty to hedge the variability of expected future interest payments under the mortgage loan. Under the swap agreement, Pinnacle Towers agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three month LIBOR on the notional amount for the same five-year period. The swap, effective on December 11, 2003, required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three month LIBOR rate, which was 1.13% on February 5, 2004, on the notional amount of $400.0 million. The swap was terminated in connection with the issuance of the February 2004 mortgage loan at a cost to us of $6.2 million which was recorded as part of other comprehensive income and which is being amortized as an addition to interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan.

On March 26, 2004 and August 27, 2004, in anticipation of acquisitions of additional communications sites and the issuance of the December 2004 mortgage loan, we entered into six interest rate swaps with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 3.416% on a total notional amount of $200.0 million and 3.84% on a total notional amount of $100.0 million beginning in October 2004 through April 2009 in exchange for receiving three month LIBOR on the same notional amounts for the same period. The swaps terminated upon the closing of the December 2004 mortgage loan at which time we received a net payment of $2.0 million which was recorded as part of other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004.

Cash Flows

Net cash flows provided by operating activities were $24.0 million for the three months ended March 31, 2005, compared to $20.9 million for the three months ended March 31, 2004. The increase of $3.1 million of net cash flows provided by operating activities is primarily the result of higher cash flow being generated from internal growth and acquired communications sites.

Net cash flows used in investing activities were $52.2 million for the three months ended March 31, 2005 compared to $14.3 million for the three months ended March 31, 2004. Investing activities for the three months ended March 31, 2005 consisted primarily of the acquisition of 95 communications sites in 16 unrelated transactions for $41.1 million, including fees and expenses, which were funded from cash in our site acquisition reserve account established with a portion of the net proceeds from our December 2004 mortgage loan. During the three months ended March 31, 2005, we also acquired 18 parcels of land, eight in fee simple title, and ten under long-term easements, which we had previously leased from the sellers, for a total purchase price of $2.0 million, including fees and expenses. Additionally, $50.0 million was invested in restricted cash to fund the Sprint Transaction deposit which was partially offset by funds provided from restricted cash related to the acquisition reserve fund from the December 2004 mortgage loan, used to fund communications site acquisitions during the three months ended March 31, 2005.

Net cash flows used in investing activities were $14.3 million for the three months ended March 31, 2004 and consisted of (1) the funding of restricted cash escrow and imposition reserve accounts totaling $12.0 million as a part of our February 2004 mortgage loan transaction, (2) the acquisition for $0.6 million of fee owned interests under six communications sites we own where we previously had a leasehold interest, and (3) $2.3 million of capital expenditures related to our implementation of new software systems and improvements to our existing communications sites. These uses were, in part, offset by proceeds from the disposals of under-performing sites.

Capital expenditures were $2.9 million for the three months ended March 31, 2005, compared to $2.3 million for the three months ended March 31, 2004. The capital expenditures for these two periods primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements.

Net cash flows provided by financing activities were $29.1 million for the three months ended March 31, 2005 and are primarily related to borrowings under our Revolving Credit Agreement to fund the $50.0 million Sprint Transaction deposit, partially offset by $20.9 million in ordinary dividends paid in January 2005, for the fourth quarter of 2004. Net cash provided by financing activities during the three months ended March 31, 2004 primarily relates to (1) $418.0 million in borrowings related to our mortgage loan transaction that occurred on February 5, 2004, (2) $235.6 million to repay in full our old credit facility, (3) payment of $6.2 million to terminate the December 2003 interest rate swap and debt issuance costs of $13.7 million related to the February 2004 mortgage loan, and (4) payment of a $12.8 million ordinary dividend and a $142.2 million special distribution to our stockholders which represented a return of capital.

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The amount of this contingent purchase price is not expected to be material for the acquisitions we have closed during the year ended December 31, 2004 and the three months ended March 31, 2005. As of March 31, 2005, we had no accruals for future contingent acquisitions payments as they were not yet earned; however, the maximum additional contingent payments closed acquisitions were $1.5 million at both March 31, 2005 and December 31, 2004.

We have no material commitments for capital expenditures, other than planned site acquisitions. However, we anticipate our capital expenditures for tower related equipment and tower augmentations and improvements during 2005 will be comparable on a per tower basis to that which we incurred during 2004. We have completed the initial implementation of our PeopleSoft software system for all of our accounting functions including accounts payable, accounts receivable and all internal reporting functions. We have also completed implementation of a separate software system, manageStar, to manage data related to our communications sites, including tenant leases, ground leases and other operational data. For the three months March 31, 2005, we incurred $0.6 million related to these implementations and obtained three-year financing for approximately $0.2 million of the these costs. The remaining costs were paid from cash.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. We have identified the following new critical accounting policy.

    Derivative Financial Instruments Indexed to, and Settled in our Stock

For derivative financial instruments indexed to, and settled in our stock, we follow the accounting as specified in EITF Issue No. 00-19 "Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under this pronouncement, for instruments that meet certain criteria, the instrument is valued at fair value on the day it is created and is not marked to market in subsequent periods. The instrument is recorded in the stockholders' equity section of the balance sheet under the caption "Equity Derivatives". The Investor Agreement and Option Agreement, entered into as part of the Sprint Transaction, created instruments that qualified for this accounting treatment as proscribed under EITF Issue No. 00-19. The Investor Agreement had a negative fair value of $62.1 million as of February 14, 2005. We estimated this fair value using our stock price on the close of business immediately prior to the execution of this agreement compared to the $25.50 agreed upon sale price. The volatility of our stock price does not impact this valuation. The Option Agreement had a fair value of $37.8 million as of February 14, 2005. We estimated this fair value using a binomial model, utilizing our stock price on the close of business immediately prior to the execution of this agreement and based on the volatility of our stock price over the past eight months. We assumed that the volatility of our stock price was 25%. A 500 basis point change in the volatility assumption would impact the value of the Option Agreement by approximately 8% to 9%.

    New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the new pronouncement is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The pronouncement is effective for us as of January 1, 2006. As of the required effective date, we will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost for the portion of awards for which the requisite service has not been rendered and that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date, based on the grant date fair value of those awards calculated under SFAS No. 123. This pronouncement will not have any impact on our liquidity or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005, and is effective for us as of December 31, 2005. We have not yet determined the effect of this new interpretation on our financial statements.

Non-GAAP Financial Measures

    Adjusted EBITDA

We define Adjusted EBITDA as net income before net interest expense, income tax expense (benefit), depreciation, amortization and accretion expenses, non-cash stock based compensation expense and gain or losses on extinguishment of debt. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or "GAAP."

We use Adjusted EBITDA as a measure of operating performance. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is one of the primary measures used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenues under our tenant leases, our ability to obtain and maintain our customers and our ability to operate our leasing business effectively;

•	it is widely used in the wireless tower industry to measure operating performance without regard to items such as depreciation and amortization expenses, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization expenses) from our operating results.

Our management uses Adjusted EBITDA:

•	in presentations to our board of directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including the preparation of our annual operating budget;

•	for compensation purposes, including as the basis for annual incentive bonuses for certain employees;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets;

•	with respect to compliance with our credit facilities, which requires us to maintain certain financial ratios based on Consolidated EBITDA, which is equivalent to Adjusted EBITDA except that Consolidated EBITDA (i) annualizes the Adjusted EBITDA contribution from newly acquired towers until such towers have been owned for twelve months and (ii) excludes asset impairment charges, gains or losses on foreign currency exchange and certain other non-cash charges; and

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation expense and interest expense, that directly affect our net income or loss. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles.

Adjusted EBITDA is calculated as follows (in thousands):

	Three Months Ended March 31,
	2005	2004 (restated)
	(unaudited)
Net income	$3,896	$(6,634)
Depreciation, amortization and accretion expenses (1)	17,558	12,351
Interest expense, net	10,201	6,091
Income tax expense (benefit)	(525)	11
Loss on early extinguishment of debt	—	8,449
Non-cash stock based compensation expense	318	2,604
Adjusted EBITDA	$31,448	$22,872
Supplemental Information:
Effect of straight-line rent revenue	$865	$643
Effect of straight-line ground rent expense	$1,054	$576

(1)	Depreciation, amortization and accretion includes $4 related to discontinued operations for each of the three months ended March 31, 2005 and 2004.

    Adjusted Funds From Operations

We believe Adjusted Funds From Operations, or AFFO, is an appropriate measure of the performance of REITs because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. AFFO, for our purposes, represents net income available for common stockholders (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (or losses) on the disposition of real estate assets and real estate depreciation, amortization and accretion expenses and non-cash stock based compensation expense.

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

Our management uses AFFO:

•	in monthly management reports given to our board of directors;

•	to provide a measure of our REIT operating performance that can be compared to other companies using AFFO; and

•	as an important supplemental measure of operating performance.

Adjusted Funds From Operations is calculated as follows (in thousands):

	Three Months Ended March 31,
	2005	2004 (restated)
	(unaudited)
Net income	$3,896	$(6,634)
Real estate depreciation, amortization and accretion expenses	17,135	11,921
(Gain) loss on sale of properties(1)	24	(205)
Loss on early extinguishment of debt	—	8,449
Non-cash stock-based compensation expense	318	2,604
Adjusted funds from operations	$21,373	$16,135

(1)	(Gain) loss on sale of properties includes $18 and ($142) for the three months ended March 31, 2005, and 2004, respectively related to continuing operations; and $6 and ($63) for the three months ended March 31, 2005, and 2004, respectively related to discontinued operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest Rate Risk

We are exposed to market risks from changes in interest rates charged on our debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. Our variable rate debt under our Revolving Credit Agreement exposed to changes in market interest rates was $51.9 million at March 31, 2005.

On January 11, 2005, in anticipation of a new acquisition credit facility and a subsequent third mortgage loan to finance the acquisition of additional wireless communication towers we expect to acquire during 2005, we entered into six additional forward starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three month LIBOR on the same notional amounts for the same period.

On February 2, and March 21, 2005, in connection with the Sprint Transaction, we entered into ten additional interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan for a total notional value of $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same period.

An unfavorable shift of 100 basis points in interest rates would decrease the value of our interest rate swap at March 31, 2005 by approximately $47 million. If the financing transaction is completed on terms consistent with those currently anticipated, any settlement payments would be deferred and amortized over the expected life of the mortgage loan. If the financing transaction is not completed as anticipated, we would be required to recognize the aggregate fair value of the swaps in current earnings.

The following table presents the future principal payment obligations and weighted-average interest rates at March 31, 2005 associated with our existing debt instruments assuming our actual level of indebtedness of $51.9 million under our revolver, $1.3 million under capital leases to finance new computer software and $703.8 million under our mortgage loans issued on February 5, 2004 and December 7, 2004.

	Weighted Average Interest Rate	Expected Maturity Date – Twelve Months Ended March 31,
		Total	2006	2007	2008	2009	2010	Thereafter
Fixed rate:
February 2004 mortgage loan	5.0%	$409,998	$7,940	$8,430	$8,950	$384,678	$—	$—
December 2004 mortgage loan	4.7%	293,825	—	—	—	293,825	—	—
Capital lease obligations	9.7%	1,318	531	583	204	—	—	—
Total fixed rate debt		705,141	8,471	9,013	9,154	678,503	—	—
Variable rate:
Revolving Credit Agreement	5.9%	51,917	51,917	—	—	—	—	—
Total debt		$757,058	$60,388	$9,013	$9,154	$678,503	$—	$—

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

ITEM 4.    CONTROLS AND PROCEDURES.

a)    Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended,
(the "Exchange Act")) as of the end of the period covered by this report. Our Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Primarily due to our recent restatement of our previously issued financial statements due to the changes in lease accounting affecting all tower companies and many other public companies, we received a letter setting forth a "material weakness" from our independent registered public accounting firm, as part of their audit of our financial statements. While we were not required to obtain an attestation with regard to our internal controls over financial reporting for the period covered by this report, as set forth in section 404 of the Sarbanes Oxley Act of 2002, this would have been a material weakness under those definitions, as well. We have begun the process of documenting our internal controls over financial reporting and have identified and expect to continue to identify matters which will require remediation. We have taken steps to improve our internal controls; however, additional steps will be required to improve our internal controls, and these may be both time consuming and costly. Additionally, there can be no assurance that we, or our independent registered public accounting firm, may not discover other material weaknesses during the assessment of our internal controls for 2005 that will be difficult to remediate timely, hence affecting the conclusion about the design and/or effectiveness of our controls for 2005.

b)    Internal Control Over Financial Reporting.

Other than as set forth above in subparagraph (a), there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	None

(b)	None

(c)	1. The acquisition credit facility restricts the ability of Global Signal Acquisitions to make distributions except, so long as no event of default then exists or will result, (i) distributions in cash or other property to the extent required to satisfy the REIT Distribution Requirement (as defined in the acquisition credit facility), (ii) equity distributions as consideration for a merger of Global Signal Acquisitions, or one of its subsidiaries, into Global Signal Inc. or a subsidiary of Global Signal Inc., (iii) distributions in cash to Global Signal OP used exclusively to make payments under the Revolving Credit Agreement and other distributions in an amount not to exceed $7,500,000 in the aggregate during the term of acquisition credit facility and (iv) other distributions in cash to Global Signal OP so long as, both immediately prior to and after giving effect to such distribution, the aggregate outstanding principal amount of acquisition loans thereunder would be less than 68% of the aggregate tower value of all towers owned by the Global Signal Acquisitions plus any cash or cash equivalents held by Global Signal Acquisitions or its Subsidiaries.

2.    The Revolving Credit Agreement restricts the ability of Global Signal OP to make distributions except: (i) distributions in cash or other property to the extent required to satisfy the REIT Distribution Requirement (as defined in the Revolving Credit Agreement), and, (ii) so long as no event of default then exists or would result, (1) equity distributions as consideration for a merger, so long as no event of default then exists or will result, of Global Signal OP, or one of its subsidiaries, into Global Signal Inc. or a subsidiary of Global Signal Inc., (2) in addition to and without duplication of dividends paid under clause (i) above, ordinary quarterly dividends to the holders of capital stock of the Global Signal OP in an amount reasonably comparable to ordinary quarterly dividends customarily declared (including increases in such dividends consistent, in terms of the percentage of such increase, with past practices) by the board of directors of Global Signal Inc., and (3) distributions of cash to the extent necessary to pay the ordinary operating expenses of Global Signal Inc., provided that the aggregate amount of such distributions from December 3, 2004 shall not exceed $2,000,000

3.    Our mortgage loan may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio would require excess cash flows, that could be used to pay dividends, be used to repay outstanding principal due under the mortgage loan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

(a)	None

(b)	None

ITEM 6.    EXHIBITS.

Exhibit Number	Description
3.1	Amended and restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004)
10.1	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K (No. 001-32168) filed on January 12, 2005)
10.2	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K (No. 001-32168) filed on February 17, 2005)

Exhibit Number	Description
10.3	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Global Signal Operating Partnership, L.P. Bank of America, N.A., Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2005)
10.4	Investment Agreement, dated as of February 14, 2005, by and among Global Signal Inc., Fortress Investment Fund II LLC, Abrams Capital Partners II, L.P., Abrams Capital Partners I, L.P. Whitecrest Partners, L.P., Abrams Capital International, LTD, Riva Capital Partners, L.P., Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., and Greenhill Capital Partners (Employees) II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2005)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Signal Inc. Registrant
By:
/s/ William T. Freeman
William T. Freeman, Chief Financial Officer
Dated: May 13, 2005