Form 10-Q
period 2005-06-30
GLOBAL SIGNAL INC
filed 2005-08-10
CIK 1278382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

Yes X No

At August 5, 2005, Registrant had outstanding 68,468,918 shares of $0.01 par value common stock.

PART I.    FINANCIAL INFORMATION

PART II.    OTHER INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005	December 31, 2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$61,142	$5,991
Accounts receivable, net	658	533
Prepaid expenses and other current assets	40,944	9,772
	102,744	16,296
Restricted cash	18,248	72,854
Fixed assets, net	1,633,577	636,200
Intangible assets:
Lease absorption value, net	446,659	149,625
Leasehold interests, net	10,238	7,791
Goodwill	9,867	9,770
Deferred debt issuance costs, net	21,019	18,911
Other	18,822	4,461
Other assets	10,286	7,461
	$2,271,460	$923,369
Liabilities and S tockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$28,992	$16,397
Dividends payable	30,810	20,491
Deferred revenue	18,480	13,410
Interest rate swap liabilities, at fair value	12,460	—
Notes payable and current portion of long-term debt	933,407	8,268
	1,024,149	58,566
Long-term debt	694,422	698,652
Other long-term liabilities	30,991	12,954
Total liabilities	1,749,562	770,172
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 68,466,360 shares issued and outstanding at June 30, 2005, and 51,304,769 shares issued and outstanding at December 31, 2004	684	513
Additional paid-in capital	546,567	157,004
Deferred stock-based compensation	(2,464)	(3,101)
Accumulated other comprehensive loss	(13,465)	(1,219)
Accumulated deficit	(9,424)	—
	521,898	153,197
	$2,271,460	$923,369

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Monts Ended June 30,
	2005	2004
		(restated)
Revenues	$77,928	$43,538
Direct site operating expenses (excluding depreciation, amortization and accretion)	30,249	13,336
Selling, general and administrative (excluding $972 and $608 of non-cash stock-based compensation expense, respectively)	8,425	5,856
Sprint sites integration costs	3,164	—
State franchise, excise and minimum taxes	157	165
Depreciation, amortization and accretion	28,385	12,413
Non-cash stock-based compensation expense	972	608
	71,352	32,378
Operating income	6,576	11,160
Interest expense, net	15,538	6,810
Loss on early extinguishment of debt	461	—
Other expenses (income)	21	(17)
Income (loss) from continuing operations before income tax expense	(9,444)	4,367
Income tax expense	(16)	(102)
Income (loss) from continuing operations	(9,460)	4,265
Income (loss) from discontinued operations	1	(190)
Income (loss) before gain (loss) on sale of properties	(9,459)	4,075
Gain (loss) on sale of properties	35	(6)
Net income (loss)	$(9,424)	$4,069
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.16)	$0.10
Income (loss) from discontinued operations	—	(0.01)
Gain (loss) on sale of properties	—	—
Net income (loss)	$(0.16)	$0.09
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.16)	$0.09
Income (loss) from discontinued operations	—	—
Gain (loss) on sale of properties	—	—
Net income (loss)	$(0.16)	$0.09
Dividends declared per common share	$0.4500	$0.3125
Weighted average number of common shares outstanding
Basic	59,762	44,461
Diluted	59,762	47,282

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
		(restated)
Revenues	$132,222	$86,336
Direct site operating expenses (excluding depreciation, amortization and accretion)	46,460	26,808
Selling, general and administrative (excluding $1,290 and $3,212 of non-cash stock-based compensation expense, respectively)	14,863	12,415
Sprint sites integration costs	3,164	—
State franchise, excise and minimum taxes	332	337
Depreciation, amortization and accretion	45,874	24,760
Non-cash stock-based compensation expense	1,290	3,212
	111,983	67,532
Operating income	20,239	18,804
Interest expense, net	25,739	12,902
Loss on early extinguishment of debt	461	8,449
Other income	(82)	(9)
Loss from continuing operations before
income tax benefit (expense)	(5,879)	(2,538)
Income tax benefit (expense)	509	(113)
Loss from continuing operations	(5,370)	(2,651)
Loss from discontinued operations	(176)	(50)
Loss before gain on sale of properties	(5,546)	(2,701)
Gain on sale of properties	18	136
Net loss	$(5,528)	$(2,565)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.10)	$(0.06)
Loss from discontinued operations	—	—
Gain on sale of properties	—	—
Net loss	$(0.10)	$(0.06)
Dividends declared per common share	$0.8500	$0.6250
Weighted average number of common shares outstanding
Basic	55,914	42,760
Diluted	55,914	42,760

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS ' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capi tal	Deferred Stock-Based Compensation	Comprehensive Loss	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Derivatives	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	51,304,769	$513	$157,004	$(3,101)		$(1,219)	$—	$—	$153,197
Comprehensive income:
Net loss					$(5,528)	—	(5,528)	—	(5,528)
Foreign currency translation adjustment					(519)	(519)	—	—	(519)
Change in fair value of derivative financial instruments, net of applicable income taxes					(12,189)	(12,189)	—	—	(12,189)
Amortization of accumulated other comprehensive income on terminated derivative instruments					—	462	—	—	462
Total comprehensive loss					$(18,236)
Issuance of common stock:
Secondary offering, net of offering costs of $10.7 million	6,325,000	63	183,443	—		—	—	—	183,506
Private offering – Sprint Investors Agreement	9,803,922	98	249,902	—		—	—	—	250,000
Warrants exercised	11,646	—	105	—		—	—	—	105
Options exercised	1,001,023	10	3,636	—		—	—	—	3,646
Shares issued to directors	20,000	—	654	—		—	—	—	654
Ordinary dividends declared and paid ($0.40 per share)	—	—	(17,367)	—		—	(3,896)	—	(21,263)
Ordinary dividends declared ($0.45 per share)	—	—	(30,810)	—		—	—	—	(30,810)
Equity derivative – issuance	—	—	(24,314)	—		—	—	24,314	(24,314)
Equity derivative – fulfillment or expiration	—	—	24,314	—		—	—	(24,314)	24,314
Vesting of deferred stock-based compensation	—	—	—	637		—	—		637
Balance at June 30, 2005 (unaudited)	68,466,360	$684	$546,567	$(2,464)		$(13,465)	$(9,424)	$—	$521,898

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net loss	$(5,528)	$(2,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	46,017	24,769
Amortization of deferred debt issuance and hedging costs	3,734	2,629
Loss on early extinguishment of debt	461	8,449
Non-cash stock-based compensation expense	1,290	3,212
Other non-cash adjustments	(932)	1,188
Increase in current assets	(14,053)	(2,895)
Increase in current liabilities	7,764	4,593
Net cash provided by operating activities	38,753	39,380
Cash flows from investing activities:
Payments made in connection with acquisitions of communications sites	(1,345,689)	(77,470)
Capital expenditures	(5,591)	(4,981)
Proceeds from the sale of fixed assets	2,252	637
Funds provided by (invested in) restricted cash	54,606	(22,451)
Purchase of Pinnacle Towers Acquisitions LLC subsidiary	—	(20)
Net cash used in investing activities	(1,294,422)	(104,285)
Cash flows from financing activities:
Borrowings under mortgage loans	—	418,000
Borrowings under notes payable and long-term debt	1,018,631	5,416
Repayment of long-term debt and mortgage loans	(97,965)	(271,887)
Payment of debt issuance costs	(5,841)	(14,034)
Payment made to terminate interest rate swap	—	(6,175)
Special distribution paid	—	(142,188)
Ordinary dividends paid	(41,754)	(34,660)
Proceeds from the issuance of common stock, net of offering costs	437,257	143,021
Net cash provided by financing activities	1,310,328	97,493
Effect of exchange rate changes on cash	492	(199)
Net increase in cash and cash equivalents	55,151	32,389
Cash and cash equivalents, beginning of period	5,991	9,661
Cash and cash equivalents, end of period	$61,142	$42,050
Non-cash investing and financing transactions:
Assets acquired under a capital lease obligation	$243	$1,108
Increase (decrease) in the fair value of interest rate swaps recorded to other comprehensive income	$(12,189)	$3,345
Shares issued to directors	$654	$360
Supplemental disclosure of cash flows:
Cash paid for interest and taxes	$18,085	$8,744

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

1.	Nature of Business

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Global Signal Inc. and its wholly owned subsidiaries. Global Signal Inc., formerly Pinnacle Holdings Inc., owns, leases and manages communications towers and other communications sites to providers of wireless communications and broadcast services, such as wireless telephony services, paging, mobile radio, wireless data transmission and radio and television broadcasting, and to operators of private networks such as federal, state and local government agencies.

2.	Basis of Presentation

As used herein, as of June 30, 2005 and December 31, 2004, unless the context otherwise requires, "we," "us," "our," "Company," or "Global Signal" refers to Global Signal Inc. and its wholly owned consolidated subsidiaries, including, without limitation, Pinnacle Towers LLC, Pinnacle Towers Canada, Inc., Pinnacle Towers Acquisitions Holdings LLC, Global Signal Services LLC, Global Signal Acquisition LLC, Global Signal Acquisition II LLC and Pinnacle Towers Limited. All significant intercompany balances and transactions have been eliminated. "Fortress" refers to Fortress Investment Holdings LLC and certain of its affiliates, and "Greenhill" refers to Greenhill Capital Partners, L.P. and affiliated investment funds. "Abrams" refers to Abrams Capital, LLC and certain of its affiliates. Since November 1, 2002, Fortress has been our largest stockholder, Greenhill has been our second largest stockholder and Abrams has been our third largest stockholder.

On May 11, 2004, we completed our formation of an UPREIT structure whereby we own substantially all of our assets and conduct our operations through an operating partnership, Global Signal Operating Partnership, L.P. ("Global Signal OP"). Global Signal Inc. is the special limited partner of Global Signal OP. Global Signal GP LLC, our wholly owned subsidiary, is the managing general partner and as such, has the exclusive power to manage and conduct the business of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP. The partnership agreement of Global Signal OP provides that it distribute cash flows from its operations to its limited partners and the managing general partner in accordance with their relative percentage interests. The distributions that we receive from Global Signal OP will, among other things, permit us to make dividend distributions to our stockholders. We believe that the UPREIT structure provides flexibility by enabling us to execute certain acquisitions more effectively by giving tax advantages to sellers who accept partnership units in the UPREIT as payment.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock option grants to employees and directors using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of SFAS Statement No. 123. Under APB No. 25, no compensation costs are recognized relating to the option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of our common stock on the dates of grant. During the three and six months ended June 30, 2005, we recognized $0.3 million and $0.6 million of compensation expense related to stock options granted with exercise prices below market value and restricted stock grants. The unamortized portion of the related compensation expense is recorded as deferred stock-based compensation, a contra account within stockholders' equity. We use the accelerated method to recognize compensation expense of our equity-based awards with graded vesting.

We follow SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96–18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, for our stock option grants to other individuals. As such, we measure compensation expense at the date of grant and recognize the expense ratably over the service period. Prior to vesting or termination, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of the options prior to the vesting date would be recognized in the period of the option value increase.

Had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant consistent with the provisions of SFAS No. 123, our net income (loss) would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Net income (loss) attributable to common stockholders:
Net income (loss) as reported	$(9,424)	$4,069
Add: Stock-based compensation costs included in reported net income (loss), net of $0 related tax effect for all periods	972	608
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods	(1,312)	(1,520)
Pro forma net income (loss)	$(9,764)	$3,157
Basic and diluted income (loss) per share attributable to common stockholders:
Net income (loss) per share as reported	$(0.16)	$0.09
Pro forma net income (loss) per share	$(0.16)	$0.07

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Net loss attributable to common stockholders:
Net loss as reported	$(5,528)	$(2,565)
Add: Stock-based compensation costs included in reported net loss, net of $0 related tax effect for all periods	1,290	3,212
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods	(1,968)	(5,055)
Pro forma net loss	$(6,206)	$(4,408)
Basic and diluted loss per share attributable to common stockholders:
Net loss per share as reported	$(0.10)	$(0.06)
Pro forma net loss per share	$(0.11)	$(0.10)

Derivative Financial Instruments indexed to, and Settled in our Stock

For derivative financial instruments indexed to, and settled in our stock, we follow the accounting as specified in EITF Issue No. 00-19 "Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under this pronouncement, for instruments that meet certain criteria, the instrument is valued at fair value on the day it is created and is not marked to market in subsequent periods. The instrument is recorded in the stockholders' equity section of the balance sheet under the caption "Equity Derivatives". The Investor Agreement and Option Agreement, entered into as part of the Sprint Transaction, created instruments that qualified for this accounting treatment as proscribed under EITF Issue No. 00-19 (See Note 8 – Stockholders' Equity). Since the forward contracts under the Investment Agreement were either fulfilled or expired, the $24.3 million attributable to these equity derivatives at March 31, 2005, were reclassified to additional paid-in capital at June 30, 2005.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the new pronouncement is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The pronouncement is effective for us as of January 1, 2006. As of the required effective date, we will apply this Statement using a modified version of prospective application. Under that transition method, compensation costs for the portion of awards for which the requisite service has not yet been rendered, and that are outstanding as of the required effective date, shall be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. We cannot determine the effect of the new standard on our financial statements as the amount of options to be issued in 2006, if any, is not known at this time.

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. This interpretation is effective for us as of January 1, 2006. We believe most of our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land provided we remove them by the expiration of the lease, however we have not yet determined the effect of this new interpretation on our financial statements.

4.	Acquisitions

Sprint Transaction

On May 26, 2005, we, Sprint Corporation ("Sprint") and the certain Sprint subsidiaries (the "Sprint Contributors"), closed on an agreement to contribute, lease and sublease (the "Agreement to Lease"). Under the Agreement to Lease, we will lease or operate, for a period of 32 years approximately 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from six newly formed special purpose entities of Sprint (collectively, "Sprint TowerCo"), under six master leases for which we paid an upfront rental payment of approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). Certain Sprint entities lease space on approximately 6,350 of the Sprint Towers (as discussed below in Sprint Master Lease). We accounted for this transaction as a capital lease reflecting the substance similar to an acquisition. The transaction was funded with proceeds from the sales of common stock described in Note 8 – Stockholders' Equity and Note 9 – Common Stock Offering, and the Sprint Bridge Financing described in Note 6 – Debt.

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

The integration of the approximately 6,600 Sprint Towers into our operations is a significant undertaking. To manage the Sprint Towers, we have added approximately 100 additional employees which has added significant costs. We will also incur a substantial amount of non-recurring integration costs with respect to the Sprint Transaction which will be expensed in 2005. We incurred $3.2 million of integration costs related to the Sprint Transaction during the six months ended June 30, 2005.

Sprint Master Lease

Upon the closing of the Sprint Transaction, the Sprint TowerCo entered into a Master Lease and Sublease with a wholly owned special purpose entity (the "Lessee") created by us (the "Master Lease"). The term of the Master Lease will expire in 2037 and there are no contractual renewal options. Except for the Upfront Rental Payment, the Lessee will not be required to make any further payments to the Sprint TowerCo for the right to lease or operate the Sprint Towers during the term of the Master Lease. The Sprint Contributors currently lease the ground under substantially all of the Sprint Towers from third parties and the Lessee has assumed all of the Sprint Contributors' post closing obligations that arise under the Sprint Towers ground leases. Additionally, the Lessee is required to pay all costs of operating the Sprint Towers as well as an agreed upon amount for real and personal property taxes attributable to the Sprint Towers. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, the Lessee has the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion.

The Lessee is entitled to all revenue from the Sprint Towers leased or operated by it during the term of the Master Lease, including amounts payable under existing Sprint Towers collocation agreements with third parties. In addition, under the Master Lease, Sprint entities that are part of Sprint's wireless division have agreed to sublease or otherwise occupy collocation space (the "Sprint

Collocation Agreement") at approximately 6,350 of the Sprint Towers for an initial monthly collocation charge of $1,400 per Sprint Tower (the "Sprint Collocation Charge") for an initial period of ten years. The Sprint Collocation Charge is scheduled to increase each year, beginning January 2006, at a rate equal to the lesser of (i) 3% or (ii) the sum of 2% plus the increase in the Consumer Price Index during the prior year. After ten years, Sprint may terminate the Sprint Collocation Agreement at any or all Sprint Towers; provided, however, that if Sprint does not exercise its termination right prior to the end of nine years at a Sprint Tower (effective as of the end of the tenth year), the Sprint Collocation Agreement at that Sprint Tower will continue for a further five-year period. Sprint may, subsequent to the ten-year initial term, terminate the Sprint Collocation Agreement as to any or all Sprint Towers upon the 15th, 20th, 25th, or 30th anniversary of the commencement of the Master Lease.

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

Global Signal Inc. guarantees the full and timely payment and performance and observance of all of the Lessee's terms, provisions, covenants and obligations under the Master Lease up to a maximum aggregate amount of $200 million.

Other Acquisitions

On April 29, 2005, we closed on an agreement to purchase 172 wireless communications sites for $32.1 million, including estimated fees and expenses, from ForeSite LLC. The towers are located in Alabama, Georgia, Mississippi, Louisiana, Florida, Tennessee, and South Carolina. Revenues on these towers are derived 80% from wireless telephony tenants and 18% from public utility tenants. This transaction was funded from our site acquisition reserve account and from borrowings under the acquisition credit facility (see Note 6 – Debt).

On March 21, 2005, we entered into an agreement to purchase 169 wireless communications sites for approximately $53.5 million, including estimated fees and expenses, from Triton PCS Holdings, Inc. On June 30, 2005 we closed on 157 of 169 total sites contracted, for $50.4 million. The remaining 12 sites located in Puerto Rico and North Carolina are expected to close in two phases during the third quarter of 2005 for approximately $3.1 million. This transaction was funded from an escrow deposit and borrowings under the acquisition credit facility (see Note 6 – Debt). The towers are primarily located in the Charlotte, Raleigh and Greensboro markets of North Carolina, with additional sites located in other regions of North Carolina and in South Carolina, Georgia and Puerto Rico. Substantially all of the revenues on these towers are derived from wireless telephony tenants. As part of the transaction, Global Signal and Triton entered into a 10-year master lease agreement, with three 5-year lease renewal options, whereby Triton will pay us an initial monthly rate of $1,850 for each of the 169 towers. Additionally, we obtained an exclusive option to acquire an additional 70 existing towers owned by Triton, together with an option to acquire all new towers constructed by Triton during a one-year period after closing.

We also acquired 121 other communications towers in unrelated transactions during the six months ended June 30, 2005 for $51.8 million, including fees and expenses, which were primarily funded from our site acquisition reserve established from our December 2004 mortgage loan and by borrowings under the acquisition credit facility (see Note 6 – Debt). These towers are located primarily in the eastern, midwestern and southeastern United States and generate substantially all of their revenues from wireless telephony tenants or investment grade tenants. During the six months ended June 30, 2005, we also acquired 31 parcels of land in fee simple title and under long-term easements, which we had previously leased from the sellers thereof, for a total purchase price of $3.9 million, including fees and expenses.

5.	Discontinued Operations

As a part of our ongoing operational reviews, we make decisions to divest ourselves of under-performing tower or other communications sites, including 42 tower sites in the three and six months ended June 30, 2005, and 24 and 59 tower sites for the three and six months ended June 30, 2004, respectively. At June 30, 2005, we had 86 tower sites that were classified as held for disposal by sale. During the three and six months ended June 30, 2005, we recognized $1.1 million in impairment charges on our under-performing sites. We recognized no impairment charges during the three and six months ended June 30, 2004.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these assets as discontinued operations in the accompanying consolidated financial statements and all prior periods have been reclassified to conform to the current quarter's presentation with respect to these assets.

Results of operations for these discontinued assets for the three months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)

Revenues	$370	$814
Direct operating expenses	567	778
Results of operations	(197)	36

Loss on impairment of assets	(1,149)	—
Gain (loss) recognized upon sale of assets of discontinued sites	1,347	(226)
Income (loss) from discontinued operations	$1	$(190)

Results of operations for these discontinued assets for the six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)

Revenues	$793	$1,847
Direct operating expenses	1,162	1,734
Results of operations	(369)	113

Loss on impairment of assets	(1,149)	—
Gain (loss) recognized upon sale of assets of discontinued sites	1,342	(163)
Income (loss) from discontinued operations	$(176)	$(50)

Assets held for sale of $0.8 million and $0.2 million are included in fixed assets, net in the condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

6.	Debt

Our outstanding debt as of June 30, 2005 and December 31, 2004 consists of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
February 2004 mortgage loan, weighted average interest rate of approximately 5.0%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC and its subsidiaries, monthly principal and interest installments of approximately $2.4 million beginning March 2004. Contractual maturity date of January 2029, anticipated maturity date of January 2009	$408,057	$411,909

December 2004 mortgage loan, weighted average interest rate of approximately 4.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers Acquisition LLC and its subsidiaries, monthly interest-only installments beginning January 2005, contractual maturity date of December 2009	293,825	293,825

Bridge loan, interest at 30-day LIBOR plus 1.50% (4.59% at June 30, 2005), secured by Global Signal's ownership interests in Global Signal Acquisitions LLC ("GSA"), and its leasehold and subleasehold interests in the Sprint Towers, and an assignment of leases and rent. Interest installments due monthly and a contractual maturity date of May 25, 2006, before extension options	850,000	—

$200.0 million acquisition credit facility, interest at variable rates (5.34% at June 30, 2005), secured by the acquired tower assets of GSA, through a pledge of Global Signal OP's equity interest in GSA. Interest installments due monthly and a contractual maturity date of April 24, 2006	74,799	—

$15.0 million Revolving Credit Agreement, interest at a variable rate of LIBOR plus 3.0% or the lender's base rate plus 2.0%, secured by a pledge of Global Signal OP's assets, contractual maturity date of December 2005	—	—

Capital lease obligations, interest rate fixed at a weighted average rate of 9.7%, secured by the underlying capital assets, with monthly principal installments beginning April 2004	1,148	1,186
	1,627,829	706,920
Less: Notes payable and current portion of long-term debt	(933,407)	(8,268)
	$694,422	$698,652

The following table shows the maturities of long-term debt for the four twelve month periods after June 30, 2005 (in thousands):

For the twelve months ended June 30,
2006	$933,407
2007	9,033
2008	9,209
2009	676,180
$1,627,829

The February 2004 Mortgage Loan

On February 5, 2004, our largest operating subsidiary based on revenues for 2004, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time) and thirteen of its direct and indirect subsidiaries issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I ("February 2004 mortgage loan"). The Global Signal Trust I (the "Trust I") then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust I in our financial statements. The net proceeds from the February 2004 mortgage loan were used to repay the then-outstanding borrowings under our old credit facility of $234.4 million, to fund a $142.2 million special distribution to our stockholders, to fund $4.6 million of restricted cash into an imposition reserve which was required to be escrowed in connection with our securitization transaction and February 2004 mortgage loan and relates to taxes, insurance and rents, and the remaining $15.9 million was available to fund operations.

The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of June 30, 2005, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on more than 1,100 of the communications sites of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan requires monthly payments of principal and interest calculated based on a 25year amortization schedule through January 2009 (the "Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the February 2004 mortgage loan increases by the greater of 5.0% or a U.S. Treasury-based index, and substantially all of the borrower's excess cash flows from operations are utilized to repay outstanding amounts due under the February 2004 mortgage loan.

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

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II ("December 2004 mortgage loan"). The Global Signal Trust II (the "Trust II") then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six month period following the closing of the loan. As of June 30, 2005, the acquisition reserve account has been completely invested.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of June 30, 2005, the weighted average interest rate on the various tranches was approximately 4.7%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

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

Sprint Bridge Financing

At the closing of the Sprint Transaction, we executed the $850.0 million bridge loan financing with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. The borrower is a newly created entity, Global Signal Acquisitions II LLC, under our indirect control, that owns 100% of our interest in the Sprint Towers. The loan is secured by, among other things, the ownership interests in the borrower, the borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan has an initial term of 12 months, and, subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan is expected to bear interest at 30-day LIBOR plus either 1.50% or 1.75% per annum, depending on cash flows related to the Sprint Towers, as of October 20, 2005. Interest will be payable at LIBOR plus 1.50% until October 20, 2005 but will be retroactively payable at LIBOR plus 1.75% if the net cash flow, as defined, from the Sprint Towers does not exceed $86.0 million as of October 20, 2005. We have provided for interest in the accompanying financial statements at LIBOR plus 1.50% as we currently expect the Sprint Towers to have cash flows in excess of $86.0 million on October 10, 2005. In either case, the rate is expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options are exercised. The loan required an origination fee of 0.375% of the $850.0 million loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we are required under the facility to pay an exit fee under certain circumstances. The loan contains customary events of default including, bankruptcy of the borrower or the Company, change of control or cross default to other indebtedness of the Company.

Revolving Credit Agreement

On December 3, 2004, Global Signal OP entered into a 364-day $20.0 million revolving credit facility pursuant to a revolving credit agreement, which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. On February 9, 2005, Global Signal OP amended and restated the Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction (see Note 4 – Acquisitions). On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease from the Sprint Transaction. On April 15, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $25.0 million multi-draw term loan to be used for fees and expenses incurred in connection with the Sprint Transaction. Amounts available under the revolving credit facility were reduced to $15.0 million upon the completion of the equity issuances by us on May 9, 2005 (Note 9 – Common Stock Offering). In addition, on May 9, 2005 we repaid and terminated both term loans under the Revolving Credit Agreement with proceeds from our equity issuance. At June 30, 2005, there was no balance outstanding under the revolving credit facility portion of the Revolving Credit Agreement.

Interest on the $15.0 million revolving credit facility is payable, at Global Signal OP's option, at either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. Interest is payable at the end of the interest period or at the time of principal repayments. Principal on the revolving credit facility may be paid, in whole or in part, at any time and must be repaid by the loan maturity date, December 2, 2005. Interest on the term loans under the Revolving Credit Agreement was payable at our option at either, LIBOR plus 1.75% or the bank's base rate plus 0.75%.

As discussed above, in connection with the Sprint Transaction, we repaid and terminated the $50.0 million and $25.0 million term loans. As a result, we recognized a loss on early extinguishment of debt of $0.5 million for the unamortized deferred debt issuance costs associated with the term loans, in the second quarter of 2005.

The revolving credit facility, through the Revolving Credit Agreement and the related ancillary documentation, contains covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at approximately $1.8 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to 7.65 to 1.0. The Revolving Credit Agreement continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary.

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC, or Global Signal Acquisitions, entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility is guaranteed by Global Signal OP and future subsidiaries of Global Signal Acquisitions. Moreover, it is secured by substantially all of Global Signal Acquisitions' tangible and intangible assets and by a pledge of Global Signal OP's equity interest in Global Signal Acquisitions. In addition, on May 16, 2005, we entered into a guarantee agreement with respect to the acquisition credit facility, secured by a pledge of our equity interest in Global Signal OP. We intend to fund future acquisitions with this credit facility. The level of borrowings is limited based on a borrowing base. As of June 30, 2005 the principal balance outstanding under the acquisition credit facility was $74.8 million.

Borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 1.50% or the bank's base rate plus approximately 1.25% provided the loan balance is equal to or lower than 68% of the acquisition price (as defined therein) of towers owned, leased or managed by Global Signal Acquisitions, from time to time. If the loan balance is higher than 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions, from time to time, then borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 2.0% or the bank's base rate plus approximately 1.75%.

In connection with the closing of the acquisition credit facility, we paid an origination fee of 0.375% of the $200.0 million commitment and agreed to pay to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. an exit fee of 0.375% of the principal amount of the loans under the acquisition credit facility in connection with any refinancing of such borrowings. In addition, to the extent the principal amount of borrowings related to an acquisition of towers to be owned, leased or managed exceeds 68% of the acquisition price thereof, we are required to pay an additional origination fee to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. in an amount equal to 0.125% of the amount borrowed for such acquisition and an additional exit fee in the amount of 0.125% of the amount borrowed for such acquisition in connection with the refinancing of such borrowings. Any exit fees would be credited against fees payable to each of Morgan Stanley and Bank of America, N.A. if they are offered the position of co-lender with respect to refinancing of the acquisition credit facility. The acquisition credit facility contains typical representations and covenants for facilities of this type.

7.	Interest Rate Swap Agreements

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communication towers we expect to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. The January 2005 interest rate swaps had a fair value of $3.2 million due to the counterparty at June 30, 2005 and was recorded in accumulated other comprehensive loss in the balance sheet. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we will cease hedge accounting prospectively from July 15, 2005 and recognize subsequent changes in fair value of the swap in the income statement.

On February 2, 2005 and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which is expected to be replaced by a mortgage loan, for a total notional value of $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period. The February and March 2005 interest rate swaps had a fair value of $9.3 million due to the counterparty at June 30, 2005. At June 30, 2005, we determined that a portion of the February and March swaps was ineffective and recognized $0.3 million of interest expense in the three months ended June 30, 2005.

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 5.0%. For the three and six months ended June 30, 2005, amortization of $0.1 million and $0.2 million, respectively, was recorded as an offset to interest expense.

December 2003 Swap

On December 11 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement ("December 2003 swap") with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three-month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three-month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The

December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of other comprehensive income and is being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 6.0%. For the three months ended June 30, 2005 and 2004, amortization of $0.3 million and $0.4 million, respectively, was recorded as interest expense. For the six months ended June 30, 2005 and 2004, amortization of $0.7 million and $0.5 million, respectively, was recorded as interest expense.

8.	Stockholders' Equity

Dividends

On March 30, 2005, our board of directors declared a dividend of $0.40 per share of our common stock for the three months ended March 31, 2005, which was paid on April 21, 2005 to the stockholders of record as of April 11, 2005. The portion of the dividend that exceeded our retained earnings as of March 31, 2005, $17.0 million, represents a return of capital.

On June 22, 2005, our board of directors declared a dividend of $0.45 per share of our common stock for the three months ended June 30, 2005, which was paid on July 21, 2005 to the stockholders of record as of July 7, 2005. The entire dividend of $30.1 million exceeded our retained earnings as of June 30, 2005 and, therefore, represents a return of capital.

Equity Derivatives

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an investment agreement (the "Investment Agreement") with (a) Fortress Investment Fund II LLC, a Delaware limited liability company ("FIF II"), an affiliate of Fortress Investment Holdings LLC; (b) various affiliates of our third largest stockholder, Abrams Capital, LLC ("Abrams"); and (c) various affiliates of Greenhill, our second largest stockholder. Greenhill, with FIF II and Abrams are referred to as the "Investors", and each individually as an "Investor".

Under the Investment Agreement, the Investors committed to purchase, at the closing of the Sprint Transaction, up to $500.0 million of our common stock, at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors was automatically reduced by (1) the amount of net proceeds received by us pursuant to an offering of our equity securities prior to the closing of the Sprint Transaction (see Note 9 – Common Stock Offering), and (2) the amount of any borrowings in excess of $750.0 million outstanding prior to the closing of the Sprint Transaction under any credit facility or similar agreements provided to us in connection with the Sprint Transaction (see Note 6 – Debt), provided that the Investors' aggregate commitment could not be reduced below $250.0 million.

In connection with the Investment Agreement, the Investors agreed to issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of common stock having a value equal to the difference between the total consideration paid by the Investors for the common stock at the closing of the Sprint Transaction and $250.0 million. As a result of the $850.0 million bridge loan we obtained in connection with the Sprint Transaction and the May 9, 2005 offering discussed below, the Investors' aggregate commitment was reduced to $250.0 million. On May 26, 2005, we sold the Investors $250.0 million of our common shares in conjunction with the closing of the Sprint Transaction. Since the forward contracts under the Investment Agreement were either fulfilled or expired, the $24.3 million attributable to these equity derivatives at March 31, 2005, were reclassified to additional paid-in capital at June 30, 2005.

9.	Common Stock Offerings

On May 9, 2005 we sold an additional 6,325,000 shares of our common stock, inclusive of the underwriters' overallotment option, at an offering price to the public of $30.70 per share, and generated proceeds of $183.5 million, net of underwriters' commissions, discounts and estimated offering costs, for us. We used a portion of the net proceeds to repay $55.0 million of outstanding borrowings on the term loans under our Revolving Credit Agreement. In addition, we used approximately $82.0 million to finance a portion of the up-front rental payment paid in connection with the Sprint Transaction and the remaining $46.5 million is being used for working capital and other general corporate purposes, which may include future acquisitions.

As discussed in Note 4 – Acquisitions and Note 8 – Stockholders' Equity, on May 26, 2005 in conjunction with the closing of the Sprint Transaction, we sold the Investors 9,803,922 shares of common stock at a price of $25.50 per share, or a total purchase price of $250.0 million. The proceeds were used to fund in part the Upfront Rental Payment. The issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

During the quarter ended June 30, 2005, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission using a "shelf" registration process, under which we may, from time to time, sell any combination of securities described in the statement, in one or more offerings up to a total dollar amount of $1.0 billion.

During the quarter ended June 30, 2005, we filed a second Registration Statement on Form S-3 with the Securities and Exchange Commission using a "shelf" registration process, related to 27,545,482 shares of common stock previously pledged by our two largest shareholders to their lenders. In the event of the lender's foreclosure on the shares, we will not receive any proceeds from the sale of the shares by the lender.

10.	Income Per Share

The following tables set forth the computation of basic and diluted income per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Numerator:
Net income (loss)	$(9,424)	$4,069
Denominator:
Denominator for basic income per share –
Weighted average shares outstanding	59,840	44,461
Less: Non-vested shares issued	(78)	—
Denominator for basic income per share –	59,762	44,461
Effect of dilutive securities	—	2,821
Denominator for diluted income per share – adjusted weighted average	59,762	47,282
Basic income (loss) per common share
Income (loss) from continuing operations	$(0.16)	$0.10
Income (loss) from discontinued operations	—	(0.01)
Gain (loss) on sale of properties	—	—
Net income (loss)	$(0.16)	$0.09
Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.16)	$0.09
Income (loss) from discontinued operations	—	—
Gain (loss) on sale of properties	—	—
Net income (loss)	$(0.16)	$0.09

Approximately 2.0 million common shares issuable pursuant to outstanding stock options and warrants have been excluded from the calculation of earnings per share for the three months ended June 30, 2005, as their effect is antidilutive.

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Numerator:
Net income (loss)	$(5,528)	$(2,565)
Denominator:
Denominator for basic income per share –
Weighted average shares outstanding	55,992	42,760
Less: Non-vested shares issued	(78)	—
Denominator for basic income per share –	55,914	42,760
Effect of dilutive securities	—	—
Denominator for diluted income per share – adjusted weighted average	55,914	42,760
Basic income (loss) per common share
Income (loss) from continuing operations	$(0.10)	$(0.06)
Income (loss) from discontinued operations	—	—
Gain (loss) on sale of properties	—	—
Net income (loss)	$(0.10)	$(0.06)
Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.10)	$(0.06)
Income (loss) from discontinued operations	—	—
Gain (loss) on sale of properties	—	—
Net income (loss)	$(0.10)	$(0.06)

Approximately 2.0 million and 3.0 million common shares issuable pursuant to outstanding stock options and warrants have been excluded from the calculation of earnings per share for the six months ended June 30, 2005 and 2004, respectively, as their effect is antidilutive.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended June 30, 2005 and 2004 is comprised of the following (in thousands):

	Three Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)

Net income (loss)	$(9,424)	$4,069
Increase (decrease) in fair value of derivatives	(23,892)	7,671
Currency translation adjustment	(296)	(307)
Comprehensive income (loss)	$(33,612)	$11,433

Comprehensive income (loss) for the six months ended June 30, 2005 and 2004 is comprised of the following (in thousands):

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)

Net loss	$(5,528)	$(2,565)
Increase (decrease) in fair value of derivatives	(12,189)	3,350
Currency translation adjustment	(519)	33
Comprehensive income (loss)	$(18,236)	$818

The components of accumulated other comprehensive loss are as follows at (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)

Derivatives	$(14,730)	$(3,004)
Cumulative foreign currency translation adjustments	1,265	1,785
	$(13,465)	$(1,219)

12.	Commitments and Contingencies

Purchase Commitments

As of June 30, 2005, we had signed a master services agreement with Stratos VSAT, Inc. to purchase approximately $4.4 million in satellite data monitoring equipment. We also had outstanding purchase agreements to acquire 14 tower assets from various sellers for a total estimated purchase price of $3.9 million, including estimated fees and expenses and 17 land parcels for $2.1 million, including estimated fees and expenses.

Earn Outs

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The aggregate amount of these contingent purchase prices is not expected to be material for the acquisitions we have closed through June 30, 2005. As of June 30, 2005, we had $0.2 million accrued for future acquisitions payments. The maximum additional contingent payments on closed acquisitions were approximately $1.8 million at June 30, 2005.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Pending Tenant Lease Renewal

We are currently in the process of negotiating a new lease with USA Mobility, Inc. for the sites under the lease originally executed with Arch Wireless, one of the two companies which merged to form USA Mobility (the "Arch Lease"). While there can be no assurance that we will be successful in finalizing the new Arch Lease, to the extent we do finalize a new Arch Lease, we would expect our monthly billing amount to be significantly reduced. In the three and six months ended June 30, 2005, we recognized $4.4 million and $9.3 million, respectively, of revenue from the Arch Lease. The current Arch Lease has converted to a month-to-month lease as of June 1, 2005, with payments based on the actual number of transmitters at our sites which resulted in a $0.6 million reduction in our monthly billings in June 2005. As a result, we expect our future revenues from any renewal or extension of the Arch Lease to be significantly lower.

13.	Restatement of Previously Issued Financial Statements

As previously disclosed in our Annual Report on Form 10—K for the year ended December 31, 2004, we have restated the accompanying condensed consolidated statements of operations and cash flows for the six months ended June 30, 2004. The restatement adjustments reflected in the following table are as follows:

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

The following table presents the impact of the restatement adjustments on the Company's previously reported results for the three months ended June 30, 2004 on a condensed consolidated basis (in thousands except per share data):

	Three Months Ended June 30, 2004
	Previously Reported (1)	Adjustments	As Restated
Condensed Statements of Operations
Revenues	$43,538	$—	$43,538
Direct site operating expenses, excluding impairment depreciation, amortization and accretion	12,802	534	13,336
Selling, general and administrative expenses, excluding non-cash stock based compensation expense	5,856	—	5,856
State franchise, excises and minimum taxes	165	—	165
Depreciation amortization and accretion	11,949	464	12,413
Non-cash stock-based compensation expense	608	—	608
Operating income	12,158	(998)	11,160
Interest expense, net	6,810	—	6,810
Loss on early extinguishment of debt	—	—	—
Other income	(17)	—	(17)
Loss from continuing operations before income tax expense	5,365	(998)	4,367
Income tax expense	(102)	—	(102)
Loss from continuing operations	5,263	(998)	4,265
Loss from discontinued operations	(190)	—	(190)
Loss before gain on sale of properties	5,073	(998)	4,075
Gain on sale of properties	(6)	—	(6)
Net loss	$5,067	$(998)	$4,069
Basic earnings (loss) per share:
Loss from continuing operations	$0.12	$(0.02)	$0.10
Loss from discontinued operations	(0.01)	—	(0.01)
Gain on sale of properties	—	—	—
Net loss	$0.11	$(0.02)	$0.09
Diluted earnings (loss) per share:
Loss from continuing operations	$0.11	$(0.02)	$0.09
Loss from discontinued operations	—	—	—
Gain on sale of properties	—	—	—
Net loss	$0.11	$(0.02)	$0.09
Basic shares	44,461	—	44,461
Diluted shares	47,282	—	47,282

(1)    Amounts as previously reported for the three months ended June 30, 2004 reflect the impact of changes in the site population included in discontinued operations as of June 30, 2005 compared to June 30, 2004.

The following table presents the impact of the restatement adjustments on the Company's previously reported results for the six months ended June 30, 2004 on a condensed consolidated basis (in thousands except per share data):

	Six Months Ended June 30, 2004
	Previously Reported (1)	Adjustments	As Restated
Condensed Statements of Operations
Revenues	$86,336	$—	$86,336
Direct site operating expenses, excluding impairment losses, depreciation, amortization and accretion	25,690	1,118	26,808
Selling, general and administrative expenses, excluding non-cash stock based compensation expense	12,415	—	12,415
State franchise, excises and minimum taxes	337	—	337
Depreciation amortization and accretion	23,783	977	24,760
Non-cash stock-based compensation expense	3,212	—	3,212
Operating income	20,899	(2,095)	18,804
Interest expense, net	12,902	—	12,902
Loss on early extinguishment of debt	8,449	—	8,449
Other income	(9)	—	(9)
Loss from continuing operations before income tax expense	(443)	(2,095)	(2,538)
Income tax expense	(113)	—	(113)
Loss from continuing operations	(556)	(2,095)	(2,651)
Loss from discontinued operations	(50)	—	(50)
Loss before gain on sale of properties	(606)	(2,095)	(2,701)
Gain on sale of properties	136	—	136
Net loss	$(470)	$(2,095)	$(2,565)
Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.05)	$(0.06)
Loss from discontinued operations	—	—	—
Gain on sale of properties	—	—	—
Net loss	$(0.01)	$(0.05)	$(0.06)
Basic shares	42,760	—	42,760
Diluted shares	42,760	—	42,760

(1)    Amounts as previously reported for the six months ended June 30, 2004 reflect the impact of changes in the site population included in discontinued operations as of June 30, 2005 compared to June 30, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties, including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing sites, close acquisitions under letters of intent and purchase agreements, anticipate, manage and address industry trends and their effect on our business as well as the nature, terms and timing of the outcome of our renewal negotiations regarding the Arch Lease and the impact of any such renewal or lack thereof, the rate and timing of the deployment of new radio communications systems and equipment by governmental customers, whether we successfully address other future technological changes in the wireless industry,, pay or grow dividends, generate growth organically or through acquisitions, secure financing, and increase revenues, earnings, Adjusted EBITDA and/or Adjusted Funds From Operations, add telephony tenants and statements relating to the integration of and final costs of the Sprint transaction (including fees and expenses), and how the proceeds of future financings will be used. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "would," "project," "predict," "continue" or other similar words or expressions. Forward looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, failure to successfully and efficiently integrate the Sprint Transaction into our operations, difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, the reduced likelihood of closing a transaction which is at a letter of intent stage as opposed to one which is subject to a purchase agreement, a decrease in the demand for our communications sites and our ability to attract additional tenants, the economies, real estate markets and wireless communications industries in the regions where our sites are located, consolidation in the wireless industry, changes to the regulations governing wireless services, the creditworthiness of our tenants, customer concentration and the loss of one or more of our major customers, the renewal of the Arch Lease, the terms of our leases, integration of new software systems, our ability to compete, competing technologies, equipment and software developments, our ability to modify our towers, our ability to obtain credit facilities on favorable terms, our failure to comply with federal, state and local laws and regulations and changes in the law, our failure to comply with environmental laws, our ability to conduct our business effectively, secure financing and generate revenues, the termination of site management agreements, disasters and other unforeseen events, the demonstrated or perceived negative health effects from our towers or other equipment, our ability to qualify as a REIT, REIT distributions requirements and the stock ownership limit imposed by the Internal Revenue Code for REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements detailed from time to time in this Quarterly Report on Form 10-Q and in Global Signal's other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, filed on March 31, 2005, and our most recent Registration Statements on Form S-3, filed on June 6, 2005. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ significantly from those contained in any forward-looking statement. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Executive Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest wireless communications tower owners in the United States, based on the number of towers owned. Our growth strategy is to grow (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long term basis, using equity combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy, we will seek to increase our dividend per share over time. Our dividend for the three months ended June 30, 2005, of $0.45 per share of common stock, represented a 44% increase over the total per share dividends we paid for the three months ended June 30, 2004 of $0.3125.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders and comply with various other requirements. We also have certain subsidiaries that are not qualified REIT subsidiaries and, therefore, their operations will be subject to federal income tax. Since May 12, 2004, we own substantially all of our assets and conduct substantially all of our operations through an operating partnership, Global Signal Operating Partnership, L.P., or Global Signal OP." Global Signal Inc. is the special limited partner and our wholly owned subsidiary, Global Signal GP LLC, is the managing general partner of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of June 30, 2005, we had an aggregate of more than 26,000 leases on our communications sites with over 2,000 customers. Our revenue from wireless telephony tenants has increased from 43.6% of revenues for the month of June 2004 to 77.3% of revenues for the month of June 2005.

New wireless technologies, devices and applications have become more advanced and broadly utilized by wireless subscribers. As new technologies, devices and applications have developed, new networks have been deployed to support the more advanced applications and the growth in the number of wireless subscribers while more mature technologies, such as paging and mobile radio, have experienced shrinking subscriber bases and network contraction. Some of the key indicators that we regularly monitor to evaluate growth trends affecting wireless technology usage are the growth or contraction of a particular technology's wireless subscribers and the usage as measured in minutes of use or network capacity utilization.

The material opportunities, challenges and risks of our business have changed significantly over the past several years. More recently, concurrent with an increased focus on improving network quality, many of our wireless telephony customers have experienced a general improvement in their overall financial condition. This has resulted in an increase in these customers' abilities to invest in their networks and a related increase in our telephony tenant base. Our growth will be primarily affected by the future demand for communications sites by wireless telephony service providers, paging service providers, users of mobile radio services and government agencies. The demand for communications site space by wireless telephony service providers is expected to be driven by growth in the number of their subscribers and their utilization of wireless telephony services, including utilization of their networks for data services. In addition, demand could also be affected by carrier consolidation, because consolidation could result in duplicative coverage and excess network capacity. On October 26, 2004, Cingular merged with AT&T Wireless, which could adversely impact tenant lease revenues at some of our communications sites. For example, as of June 30, 2005, 245 of our sites are occupied by both Cingular and AT&T Wireless and the combined revenues from AT&T Wireless and Cingular on these sites was approximately $1.0 million for the month of June 2005. These tenants may also be located on nearby communications towers owned by our competitors. On November 16, 2004, Arch Wireless merged with Metrocall Holdings, Inc. to form USA Mobility, Inc., our largest customer based on revenues for 2004. Both customers offer paging services throughout the United States and consequently will have duplicate coverage in most markets. In addition, on December 15, 2004, Sprint announced its agreement to merge with Nextel Communications. On August 3, 2005, the FCC approved the Sprint merger with Nextel. As of June 30, 2005, 1,172 of our sites are occupied by both Sprint and Nextel and the combined revenues from Sprint and Nextel on these sites was approximately $4.0 million for the month of June 2005. These tenants may also be located on nearby communications towers owned by our competitors. On January 10, 2005, ALLTEL announced its agreement to purchase Western Wireless. On February 14, 2005, and subsequently amended as of March 4, 2005, March 29, 2005, and May 1, 2005, Verizon Communications Inc. entered into a merger agreement with MCI, the parent of Skytel Corporation, a paging operator. Verizon Communications is a joint owner of Verizon Wireless who also operates a paging network. As a result of these mergers, network consolidations by these tenants could adversely impact tenant lease revenues at some of our sites. Lastly, the demand for communications site space by government entities will be driven by the agencies' demand for new digital networks and the ability to communicate with other government agencies as well as their ability to gain funding for such networks.

Since our reorganization in November 2002, we have installed a new management team and reengineered our business processes. We have also refinanced our balance sheet through a $418.0 million tower asset securitization in February 2004, which has provided us with low-cost fixed-rate debt. Furthermore, we have disposed of certain non-core communications sites and under-performing sites to enhance our operating margins. Our growth opportunities are primarily linked to organic growth on our existing towers and acquiring and developing new towers on which our wireless customers will seek to locate their equipment, thereby growing our overall tenant base. On May 26, 2005, we, Sprint Corporation ("Sprint") and the certain Sprint subsidiaries (the "Sprint Contributors'), closed on an agreement to contribute, lease and sublease (the "Agreement to Lease"). Under the Agreement to Lease, we will lease or operate, for a period of 32 years approximately 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from six newly formed special purpose entities of Sprint (collectively, "Sprint TowerCo"), under six master leases for which we paid an upfront rental payment of approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). We financed the Sprint Transaction with (i) an $850.0 million bridge loan, (ii) $250.0 million from the proceeds of a private placement of our common stock and (iii) a portion of the proceeds from our May 2005 public offering of our common stock. In addition to the Sprint Transaction, from December 2003 through August 8, 2005, we acquired 1,432 other wireless communications sites for approximately $541.5 million including fees and expenses. During this time, we also invested an additional $12.1 million, including fees and expenses, to acquire a fee interest or long-term easement under 110 wireless communications towers where we previously had a leasehold interest. We have financed these acquired communications sites with a $293.8 million mortgage loan, which we issued in December 2004, borrowings under our $200.0 million acquisition credit facility and a portion of the proceeds from our June 2004 initial public equity offering and our May 2005 follow-on public stock offering.

A key component of our growth strategy is our capital management strategy, which supports the financing of our tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using additional equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. Prior to financing newly acquired towers using mortgage-backed securities, our strategy is to finance communications sites we acquire on a short-term basis through credit facilities we expect to obtain similar to our current $200.0 million acquisition credit facility we entered into as of April 25, 2005.

Prior to our reorganization, we acquired certain non-strategic assets unrelated to our core tower business, which have subsequently been sold, and our former management was unable to efficiently integrate and manage our communications sites. Our current growth strategy, which is in part based on a new site acquisition and development strategy, is significantly different. The primary differences are (1) our strategy to finance our assets using a capital structure which uses low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities combined with proceeds from equity offerings to finance our new tower acquisitions, (2) our strategy to buy core tower assets with in-place telephony, government or investment grade tenants where we believe there is a high likelihood of multiple lease renewals, (3) our underwriting process which is generally designed to allow us to evaluate and price acquisitions based on their current yield and on the asset and tenant attributes and location of the asset and (4) our focus on integrating, maintaining and operating the assets we acquire efficiently and effectively.

The primary factors affecting our determination of the value of a communications site are its location and the immediate area's competitive structures, tenant base, tenant credit quality and zoning restrictions. While we have communications sites located in Canada, Puerto Rico and the United Kingdom, our communications sites are primarily located in the United States. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing suburban communities. We also have a diverse tenant base, which includes government agencies, large and small wireless service providers and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to significantly lesser credits, including small independent operations.

Acquisitions and Dispositions of Communications Sites

Our financial results are impacted by the timing, size and number of acquisitions and dispositions we complete in a period. Our number of active communications sites increased from 4,060 at December 31, 2004 to 11,016 at June 30, 2005.

On May 26, 2005, we, Sprint and the Sprint Contributors, closed on an Agreement to Lease. Under the Agreement to Lease, we will lease or operate, for a period of 32 years, the approximately 6,600 Sprint Towers from six newly formed special purpose entities of Sprint, under six master leases for which we paid an Upfront Rental Payment of approximately $1.2 billion as prepaid rent. Certain Sprint entities lease space on approximately 6,350 of the Sprint Towers and the Sprint Towers have over 5,600 collocation leases with other wireless tenants and substantially all of the revenue is derived from wireless telephony tenants. We accounted for this transaction as a capital lease reflecting the substance similar to an acquisition.

During the first six months of 2005, in addition to the Sprint Transaction, we acquired 450 other communications towers in 29 unrelated transactions for $134.3 million, including fees and expenses, which were primarily funded by proceeds from our December 2004 mortgage loan, our May 2005 follow-on public stock offering and borrowings under our $200.0 million acquisition credit facility. These towers are located primarily in the eastern, midwestern and southeastern United States and generate substantially all of their revenues from wireless telephony tenants. During the six months ended June 30, 2005, we also acquired 31 parcels of land in fee simple title and under long-term easements, respectively, which we had previously leased from the sellers thereof, for a total purchase price of $3.9 million.

As of June 30, 2005, we had outstanding purchase agreements to acquire 14 tower assets from various sellers for a total estimated purchase price of $3.9 million, including estimated fees and expenses. From July 1 to August 8, 2005, we have closed on 53 communications sites for a total of $22.0 million, including fees and expenses, and seven land parcels for $1.0 million, including fees and expenses. As of August 8, 2005, we have executed definitive agreements and non-binding letters of intent with other parties to acquire an additional 442 communications sites and to acquire fee interest or long-term easements under an additional 83 communications towers, for an aggregate purchase price of approximately $175.7 million, including estimated fees and expenses. We are in the process of performing due diligence on the towers under non-binding letters of intent and seek to negotiate definitive agreements.

We routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. During the six months ended June 30, 2005, we disposed of one under-performing leased site that had no net book value. As of June 30, 2005, we had 86 under-performing sites held for sale.

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

Typically, our tenant lease agreements are specific to a site, are for terms of one to ten years, and are renewable for multiple pre-determined periods at the option of the tenant. Rents under the tenant leases are generally due to us on a monthly basis, and revenues from each agreement are recognized monthly. These agreements typically contain fixed-price annual escalation clauses. However rental revenues are recognized in our financial statements on a straight-line basis over the contractual term of the agreements without consideration of customer renewal options.

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, and radio and television broadcast. For the months of June 2005 and 2004, our revenue mix for the primary technology categories was as follows:

	Percent of Revenues for the Month of
Tenant technology type	June 2005	June 2004
Telephony (PCS, Cellular, ESMR)	77.3%	43.6%
Mobile radio	10.9%	23.0%
Paging	7.3%	21.2%
Broadcast	3.3%	7.7%
Wireless data and other	1.2%	4.5%
Total	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not have a fully prepaid interest in the land at our site), utilities, property and ad valorem taxes, insurance and site maintenance costs. Many of our ground lease agreements contain escalation clauses which are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For ground leases with escalation clauses based on a fixed percentage rate, ground rental expenses are recognized in our financial statements on a straight-line basis over the shorter of (i) the contracted term of the lease agreement assuming we exercise all of the renewal options or (ii) the first renewal option period ending after the later of (a) our tenant leases which were in place or which we anticipated being in place at the date we entered into the ground lease or acquired the communications site or (b) the depreciable life of the assets located on the leased property.

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

Selling, general and administrative expenses consist of five major components: (1) sales, marketing and collocations; (2) property management and site operations; (3) contracts administration; (4) business development including acquisitions and new builds and (5) administrative support, including legal, human resources, finance, accounting, and information technology.

Financial Developments

The following are certain changes in our financial results which have occurred or we expected to occur in 2005 and beyond, as compared to our 2004 results.

As a new public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. In particular, we expect to incur significant incremental expenses associated with Sarbanes-Oxley Section 404 compliance documentation and remediation. In addition, as a New York Stock Exchange-listed company, we were required to establish an internal audit function and did so, on an outsourced basis, in October 2004. As a result, we will incur additional cost associated with this function.

Since 2003, we have become a more acquisition-focused company. As we evaluate towers for potential acquisition, we incur costs for various third parties' assistance, including in connection with due diligence, negotiation and structuring of these acquisitions. These costs are capitalized once the acquisition is deemed probable. If an acquisition is abandoned, these costs will be expensed. If the acquisition is consummated, these costs will be capitalized as a part of the total purchase price.

Although we have not yet analyzed the impact, the new accounting requirements for stock options and other stock-based compensation will require us to recognize expense whereas generally we have not been required to do so in the past.

Effect of Sprint Transaction

We accounted for the Sprint Transaction as a capital lease for which we made an upfront payment and hence have recognized the assets on our balance sheet. We allocated the upfront rental payment of approximately $1.2 billion along with transaction fees and costs to the leased and operated assets (primarily towers and identifiable intangible assets) based on their estimated fair market value similar to an acquisition of tower assets. These allocations are preliminary while our third-party appraisal firm completes their report on the allocations, at which time we may be required to make changes to our preliminary estimates. We are depreciating and amortizing these tangible and intangible assets over their estimated useful lives, which are similar to the current estimated useful lives of our existing tower and related intangible assets. As a result, our depreciation, amortization and accretion expenses have increased significantly.

We financed the Sprint Transaction with an $850.0 million bridge loan, a $250.0 million private sale of shares of common stock pursuant to an investment agreement entered into as part of the Sprint Transaction ("Investment Agreement" described below) and cash received from our recent public common stock offering. As a result, we have substantially increased the amount of our debt outstanding and interest expense. In addition, the shares issued in the recent follow-on public common stock offering and the shares issued pursuant to the Investment Agreement increased the number of shares outstanding by approximately 16.1 million, which will affect our future income (loss) per share.

The Sprint Transaction is significantly larger than any acquisition we have completed to date. There are more Sprint Towers than the number of communications sites we operated prior to the Sprint Transaction. The integration of the approximately 6,600 Sprint Towers into our operations is a significant undertaking. To manage the Sprint Towers, we have added approximately 100 additional employees which has added significant recurring costs. We will also incur a substantial amount of non-recurring integration costs with respect to the Sprint Transaction which will be expensed in 2005. We incurred $3.2 million of integration costs related to the Sprint Transaction during the six months ended June 30, 2005.

As a result of our increased depreciation, amortization and accretion expenses, integration costs, additional selling, general and administrative expenses and interest expense, we generated a net loss after the closing of the Sprint Transaction.

Results of Operations

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

The following table sets forth for the periods indicated, each statement of operations item and such item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our unaudited consolidated financial statements included elsewhere herein and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

	Three Months Ended June 30,
	2005		2004 (Restated)		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$77,928	100.0%	$43,538	100.0%	$34,390	79.0%
Direct site operating expenses (excluding depreciation, amortization and accretion)	30,249	38.8%	13,336	30.6%	16,913	126.8%
Selling, general and administrative (excluding $972 and $608 of non-cash stock-based compensation expense, respectively)	8,425	10.8%	5,856	13.5%	2,569	43.9%
Sprint sites integration costs	3,164	4.1%	—	0.0%	3,164	N/A
State franchise, excise and minimum taxes	157	0.2%	165	0.4%	(8)	(4.8)%
Depreciation, amortization and accretion	28,385	36.4%	12,413	28.5%	15,972	128.7%
Non-cash stock-based compensation expense	972	1.2%	608	1.4%	364	59.9%
	71,352	91.5%	32,378	74.4%	38,974	120.4%
Operating income	6,576	8.5%	11,160	25.6%	(4,584)	(41.1)%
Interest expense, net	15,538	19.9%	6,810	15.6%	8,728	128.2%
Loss on early extinguishment of debt	461	0.6%	-	0.0%	461	N/A
Other expense (income)	21	0.0%	(17)	(0.0)%	38	N/A
Income (loss) from continuing operations before
income tax benefit (expense)	(9,444)	(12.1)%	4,367	10.0%	(13,811)	N/A
Income tax benefit (expense)	(16)	(0.0)%	(102)	(0.2)%	86	(84.3)%
Income (loss) from continuing operations	(9,460)	(12.1)%	4,265	9.8%	(13,725)	N/A
Income (loss) from discontinued operations	1	0.0%	(190)	(0.4)%	191	N/A
Income (loss) before gain (loss) on sale of properties	(9,459)	(12.1)%	4,075	9.4%	(13,534)	N/A
Gain (loss) on sale of properties	35	0.0%	(6)	(0.0)%	41	N/A
Net income (loss)	$(9,424)	(12.1)%	$4,069	9.4%	$(13,493)	N/A

Revenues

Our revenues increased $34.4 million, or 79.0%, primarily as a result of the Sprint Transaction and the acquisition of other communications sites since April 1, 2004. During the three months ended June 30, 2005, $22.1 million of our revenue was generated from the Sprint Towers acquired May 26, 2005. We also experienced internal growth primarily as a result of growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 43.6% for the month ended June 30, 2004 to 77.3% for the month ended June 30, 2005.

For the three months ended June 30, 2005, USA Mobility, our third largest customer, accounted for 8.3% of our revenues. One of our primary master tenant leases with USA Mobility, the Arch Lease, expired on May 31, 2005. The Arch Lease allowed Arch Wireless, one of the two companies that merged to form USA Mobility, to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. The number of sites that Arch Wireless currently occupies is significantly less than the number of sites allowable under the Arch Lease for the fixed minimum rate. Effective June 1, 2005, USA Mobility began paying only for the sites occupied on a hold over basis which resulted in a $0.6 million reduction in monthly revenue. We are continuing to renegotiate a renewal of this lease and believe the Arch Lease will be renewed or extended on terms and rates that are significantly less favorable to us than those previously in place under the Arch Lease.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $16.9 million primarily due to direct site operating expenses associated with the Sprint Towers along with other communication sites we have acquired since April 2004. These increases were partially offset by decreased rent expense associated with our purchase of various interests in parcels of land in fee simple or other long-term easements, which we had previously leased. As a percentage of revenues, our direct site operating expenses increased to 38.8% of revenues for the three months ended June 30, 2005 from 30.6% of revenues for the three months ended June 30, 2004 due to the Sprint Towers having lower tenant revenues per tower and higher rent expense as a percentage of revenue.

Selling, general and administrative

Our selling, general and administrative expenses increase of $2.6 million was primarily attributable to increases in payroll expenses associated with the increase in our corporate support staff necessary to manage the growth of the Company, specifically the Sprint Towers, along with occupancy and associated costs related to the increase in personnel. Additionally, professional fees increased partially due to efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenues, our selling, general and administrative expenses declined to 10.8% of revenues for the three months ended June 30, 2005 from 13.5% of revenues for the three months ended June 30, 2004.

Sprint integration costs

In connection with the Sprint Transaction, there are certain integration expenses which do not qualify as capitalized acquisition expenses and are not expected to be ongoing after the Sprint integration is complete, which is expected to occur later this year. The $3.2 million of costs incurred for the three months ended June 30, 2005 include engineering reviews and the purchase of site related documents, site inspections, ground and tenant lease review and occupancy costs related to the personnel performing these activities, most of whom are contractors.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $16.0 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to the addition of communications sites during the period from July 1, 2004 through June 30, 2005, including the Sprint Towers.

Non-cash stock-based compensation expense

For the three months ended June 30, 2005, we recognized $1.0 million in non-cash stock-based compensation expense related to (i) stock options granted in 2004 to an executive at an exercise price less than the market value of the stock on the grant date, (ii) the amortization of deferred stock-based compensation related to non-vested restricted shares of common stock granted to certain members of management in December 2004 and (iii) the issuance of 20,000 shares of fully vested common stock to certain members of our board of directors in May 2005 in accordance with the terms of their compensation agreements. During the three months ended June 30, 2004, we recognized $0.6 million in non-cash stock-based compensation expense related to these same options and to the issuance of 20,000 shares of fully vested common stock to certain member of our board of directors at the time of our initial public offering.

Interest expense, net

Our net interest expense increase of $8.7 million is related to the increase in the amount of debt in our capital structure resulting primarily from (i) the December 2004 mortgage loan, (ii) borrowings under our $200.0 million acquisition credit facility and (iii) borrowing under our bridge loan related to financing the Sprint Transaction, as well as interest on our Revolving Credit Agreement for the portion of the period that there were outstanding borrowings.

Loss on early extinguishment of debt

The $0.5 million loss on extinguishment of debt for the three months ended June 30, 2005, relates to the write-off of deferred debt costs associated with the term loan portions of the Revolving Credit Agreement terminated in conjunction with our May 9, 2005 equity offering.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

The following table sets forth for the periods indicated, each statement of operations item and such item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and included elsewhere herein and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, dated March 31, 2005, filed with the Securities and Exchange Commission.

	Six Months Ended June 30,
	2005		2004 (Restated)		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$132,222	100.0%	$86,336	100.0%	$45,886	53.1%
Direct site operating expenses (excluding depreciation, amortization and accretion)	46,460	35.1%	26,808	31.1%	19,652	73.3%
Selling, general and administrative (excluding $1,290 and $3,212 of non-cash stock-based compensation expense, respectively)	14,863	11.2%	12,415	14.4%	2,448	19.7%
Sprint sites integration costs	3,164	2.4%	—	0.0%	3,164	N/A
State franchise, excise and minimum taxes	332	0.3%	337	0.4%	(5)	(1.5)%
Depreciation, amortization and accretion	45,874	34.7%	24,760	28.7%	21,114	85.3%
Non-cash stock-based compensation expense	1,290	1.0%	3,212	3.7%	(1,922)	(59.8)%
	111,983	84.7%	67,532	78.3%	44,451	65.8%
Operating income	20,239	15.3%	18,804	21.7%	1,435	7.6%
Interest expense, net	25,739	19.5%	12,902	14.9%	12,837	99.5%
Loss on early extinguishment of debt	461	0.3%	8,449	9.8%	(7,988)	(94.5)%
Other expense (income)	(82)	(0.1)%	(9)	(0.0)%	(73)	N/A
Income (loss) from continuing operations before income tax benefit (expense)	(5,879)	(4.4)%	(2,538)	(3.0)%	(3,341)	131.6%
Income tax benefit (expense)	509	0.4%	(113)	(0.1)%	622	N/A
Income (loss) from continuing operations	(5,370)	(4.0)%	(2,651)	(3.1)%	(2,719)	102.6%
Income (loss) from discontinued operations	(176)	(0.1)%	(50)	(0.1)%	(126)	252.0%
Income (loss) before gain (loss) on sale of properties	(5,546)	(4.1)%	(2,701)	(3.2)%	(2,845)	105.3%
Gain (loss) on sale of properties	18	0.0%	136	0.2%	(118)	(86.8)%
Net income (loss)	$(5,528)	(4.1)%	$(2,565)	(3.0)%	$(2,963)	115.5%

Revenues

Our revenues increased $45.9 million, or 53.1%, primarily as a result of approximately $22.1 million of revenues from the Sprint Towers and the acquisition of other communications sites since

January 1, 2004 and to a much lesser extent from internal growth. During the six months ended June 30, 3005, the Sprint Towers acquired May 26, 2005 contributed $22.1 million to our revenue. Our internal growth was primarily a result of growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 43.6% for the month ended June 30, 2004 to 77.3% for the month ended June 30, 2005.

For the six months ended June 30, 2005, USA Mobility, our third largest customer, accounted for 10.2% of our revenues. One of our primary master tenant leases with USA Mobility, the Arch Lease, expired on May 31, 2005. The Arch Lease allowed Arch Wireless, one of the two companies that merged to form USA Mobility, to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. The number of sites that Arch Wireless currently occupies is significantly less than the number of sites allowable under the Arch Lease for the fixed minimum rate. Effective June 1, 2005, USA Mobility began paying only for the sites occupied on a hold over basis which resulted in a $0.6 million reduction in monthly revenue. We are continuing to renegotiate a renewal of this lease and believe the Arch Lease will be renewed or extended on terms and rates that are significantly less favorable to us than those previously in place under the Arch Lease.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $19.7 million primarily due to direct site operating expenses associated with the Sprint Towers along with other communication sites we have acquired since January 2004. These increases were partially offset by decreased rent expense associated with our purchase of various interests in parcels of land in fee simple or other long-term easements, which we had previously leased. As a percentage of revenues, our direct site operating expenses increased to 35.1% of revenues for the six months ended June 30, 2005 from 31.1% of revenues for the six months ended June 30, 2004 primarily as a result of the Sprint Towers having lower tenant revenue per tower and higher rent expense as a percentage of revenue.

Selling, general and administrative

Our selling, general and administrative expenses increase of $2.4 million was primarily attributable to increases in payroll expenses associated with the increase in our corporate support staff necessary to manage the growth of the Company, specifically the Sprint Towers acquired on May 26, 2005 along with occupancy and associated costs related to the increase in personnel. Additionally, professional fees increased partially due to efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenues, our selling, general and administrative expenses declined to 11.2% of revenues for the six months ended June 30, 2005 from 14.4% of revenues for the six months ended June 30, 2004.

Sprint integration costs

In connection with the Sprint Transaction, there are certain integration expenses which do not qualify as capitalized acquisition expenses and that are not expected to be ongoing after the Sprint integration is complete, which is expected to occur later this year. The $3.2 million of costs incurred for the three months ended June 30, 2005 include engineering reviews, site inspections, ground and tenant lease review and occupancy costs related to the personnel performing these activities most of whom are contractors.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $21.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to the addition of communications sites during the period from January 1, 2004 through June 30, 2005, including the Sprint Towers.

Non-cash stock-based compensation expense

For the six months ended June 30, 2005, we recognized $1.3 million in non-cash stock-based compensation expense related to (i) stock options granted in 2004 to an executive at an exercise price less than the market value of the stock on the grant date, (ii) the amortization of deferred stock-based compensation related to non-vested restricted shares of common stock granted to certain members of management in December 2004 and (iii) the issuance of 20,000 shares of fully vested common stock to certain member of our board of directors in May 2005 in accordance with the terms of their compensation agreements. During the six months ended June 30, 2004, we recognized $3.2 million in non-cash stock-based compensation expense related to (i) the below market options grant discussed above, (ii) the issuance of 20,000 shares of fully vested common stock to certain members of our board of directors at the time of our initial public offering and (iii) grants of stock options to an employee of Fortress Capital Finance LLC, who served on our board of directors from January 2003 until February 2004 and provided financial advisory services to us through March 2004.

Interest expense, net

Our net interest expense increase of $12.8 million is related to the increase in the amount of debt in our capital structure resulting primarily from (i) the December 2004 mortgage loan, (ii) borrowings under our $200.0 million acquisition credit facility and (iii) borrowing under our bridge loan related to financing the Sprint Transaction, as well as interest on our Revolving Credit Agreement for the portion of the period that there were outstanding borrowings.

Loss on early extinguishment of debt

The $0.5 million loss on extinguishment of debt for the six months ended June 30, 2005, relates to the write off of deferred debt costs associated with the term loan portions of the Revolving Credit Agreement terminated in conjunction with our May 9, 2005 equity offering. On February 5, 2004, our principal operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan, the February 2004 mortgage loan, made payable to a newly formed trust. A portion of the net proceeds were used to repay outstanding borrowings under our old credit facility, and as a result of this repayment, this facility was terminated and $8.4 million of unamortized deferred financing costs related to the old credit facility repaid and terminated in February 2004 (the "Old Credit Facility") were written-off during the six months ended June 30, 2004.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, tower acquisitions, construction costs for occasional new tower builds and tower augmentaions, other capital expenditures and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash generated from operating activities, cash generated from our recent follow-on public equity offering, borrowings under the $15.0 million Revolving Credit Agreement and the $200.0 million acquisition credit facility and from additional equity offerings, and mortgage loans and credit facilities we may obtain. However, there can be no assurance that we will be successful in raising additional equity or that we will be able to obtain additional mortgage loans or credit facilities. To the extent we are unsuccessful in raising additional equity, obtaining mortgage loans and additional credit facilites, we may need to curtail our investments in acquisitions and new tower builds, and/or reduce the current level of our dividend.

On May 9, 2005 we sold an additional 6,325,000 shares of our common stock, inclusive of the underwriters' overallotment option, at an offering price to the public of $30.70 per share, and generated proceeds of approximately $183.5 million, net of underwriters' commissions, discounts and estimated offering costs, for us.

We used the net proceeds as follows:

•	$82.0 million to finance a portion of the upfront rental payment of approximately $1.2 billion paid in connection with the Sprint Transaction. See Sprint Transaction and Related Financing below for a more detailed description of the Sprint Transaction.

•	$55.0 million to repay the debt outstanding under our Revolving Credit Agreement, including $50.0 million incurred to finance the Sprint Transaction deposit, and $5.0 million incurred to pay for a portion of the costs and expenses of the Sprint Transaction. The $50.0 million and $5.0 million were borrowed under the term loan portions of the Revolving Credit Agreement. Upon repayment, we also terminated our ability to make future draws under the two term loan portions of our Revolving Credit Agreement. As a result, we wrote off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $0.5 million in our second quarter of 2005;

•	$46.5 million was available for working capital and other general corporate purposes, which includes future acquisitions.

Sprint Transaction and Related Financing

On May 26, 2005, we, Sprint Corporation, or Sprint, and certain Sprint subsidiaries (the Sprint Contributors") closed on our agreement to contribute, lease and sublease, which we refer to as the Agreement to Lease. Under the Agreement to Lease, we lease or, if certain consents were not obtained, operate for a period of 32 years approximately 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from six newly formed special purpose entities of Sprint (collectively, Sprint TowerCo"), under six master leases for which we made an upfront payment of approximately $1.2 billion as prepaid rent, which we refer to as the upfront rental payment. At the closing of the Sprint Transaction, we also entered into a master lease agreement, which we refer to as the Master Lease, which will expire in 2037. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, we will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion.

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement with the Investors, which consist of the following entities:

•	Fortress Investment Fund II LLC, a Delaware limited liability company, or FIF II, an affiliate of our largest stockholder, Fortress Investment Holdings LLC;

•	Abrams Capital Partners II, L.P., a Delaware limited partnership, Abrams Capital Partners I, L.P., a Delaware limited partnership, Whitecrest Partners, L.P., a Delaware limited partnership, Abrams Capital International, LTD, a Cayman Islands limited liability company and Riva Capital Partners, L.P., a Delaware limited partnership, affiliates of our third largest stockholder, Abrams Capital, LLC (collectively, the Abrams Investors"); and

•	Greenhill Capital Partners, L.P., a Delaware limited partnership, which together with its affiliates, is our second largest stockholder, and the following affiliates of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Executive), L.P., a Delaware limited partnership, Greenhill Capital, L.P., a Delaware limited partnership, Greenhill Capital Partners (Cayman), L.P., a Cayman Islands limited partnership, and Greenhill Capital Partners (Employees) II, L.P., a Delaware limited partnership (collectively the Greenhill Investors").

Under the Investment Agreement, the Investors committed to purchase, severally and not jointly, at the closing of the Sprint Transaction, up to $500.0 million of our common stock, at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors was automatically reduced to $250.0 million as a result of (1) the amount of net proceeds, $183.5 million, received by us from our recent common stock offering, and (2) $100.0 million, the amount of borrowings in excess of $750.0 million outstanding under our bridge loan at the closing of the Sprint Transaction, provided that the Investors' aggregate commitment could not be reduced below $250.0 million. Pursuant to the terms of the Investment Agreement, each of FIF II, the Abrams Investors and the Greenhill Investors purchased a total of 9,803,922 shares of common stock equal to 48%, 32% and 20%, respectively. The purchase of the shares by the Investors closed simultaneously with the Sprint Transaction. The issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., which set forth the terms on which they would provide us bridge financing of up to $850.0 million. On May 26, 2005, in connection with the Sprint Transaction, we closed on the bridge financing. The borrower is Global Signal Acquisitions II LLC, a wholly owned subsidiary that owns 100% of our interest in the Sprint Towers. The loan is secured by, among other things, the ownership interests in the borrower, borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan has a term of 12 months from May 26, 2005 and is subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan is expected to bear interest at 30-day LIBOR plus either 1.50% or 1.75% per annum, depending on cash flows related to the Sprint Towers, as of October 20, 2005. Interest will be payable at LIBOR plus 1.50% until October 20, 2005 but will be retroactively payable at LIBOR plus 1.75% if the net cash flow, as defined, from the Sprint Towers does not exceed $86.0 million as of October 20, 2005. We have provided for interest in the accompanying financial statements at LIBOR plus 1.50% as we currently expect the Sprint Towers to have cash flows in excess of $86.0 million on October 10, 2005. In either case, the rate is expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options are exercised. The loan required an origination fee of 0.375% of $850.0 million of the loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we are required under the facility to pay an exit fee under certain circumstances. The loan contains customary events of default including, bankruptcy of the borrower or us, change of control or cross default to our other indebtedness.

In connection with the Sprint Transaction, we entered into interest rate swap agreements for a total notional value of $850.0 million with Bank of America, N.A., as counterparty, in anticipation of securing $850.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan of a greater amount. Under the interest rate swaps, we agreed to pay the counterparty a weighted average interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period.

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC, or Global Signal Acquisitions, entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility is guaranteed by Global Signal OP and future subsidiaries of Global Signal Acquisitions. Moreover, it is secured by substantially all of Global Signal Acquisitions' tangible and intangible assets and by a pledge of Global Signal OP's equity interest in Global Signal Acquisitions. In addition, on May 16, 2005, we entered into a guarantee agreement with respect to the acquisition credit facility secured by a pledge of our equity interest in Global Signal OP. We intend to fund future acquisitions at least in part with this credit facility. The level of borrowings is limited based on a borrowing base. As of June 30, 2005, the principal balance outstanding under the acquisition credit facility was $74.8 million.

Borrowing under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 1.50% or the bank's base rate plus approximately 1.25% provided the loan balance is equal to or lower than 68% of the acquisition price (as defined therein) of towers owned, leased or managed by Global Signal Acquisitions, from time to time. If the loan balance is higher than 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions, from time to time, then borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 2.0% or the bank's base rate plus approximately 1.75%.

In connection with the closing of the acquisition credit facility, we paid an origination fee of 0.375% of the $200.0 million commitment and agreed to pay to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. an exit fee of 0.375% of the principal amount of the loans under the acquisition credit facility in connection with any refinancing of such borrowings. In addition, to the extent the principal amount of borrowings related to an acquisition of towers to be owned, leased or managed exceeds 68% of the acquisition price thereof, we will be required to pay an additional origination fee to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. in an amount equal to 0.125% of the amount borrowed for such acquisition and an additional exit fee in the amount of 0.125% of the amount borrowed for such acquisition in connection with the refinancing of such borrowings. Any exit fees would be credited against fees payable to each of Morgan Stanley and Bank of America, N.A. if they are offered the position of co-lender with respect to refinancing of the acquisition credit facility. The acquisition credit facility contains typical representations and covenants for facilities of this type.

Revolving Credit Agreement

On December 3, 2004, Global Signal OP entered into a 364-day $20.0 million revolving credit facility pursuant to a revolving credit agreement which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. On February 9, 2005, Global Signal OP amended and restated the Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease from the Sprint Transaction. On April 15, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $25.0 million multi-draw term loan to be used for fees and expenses incurred in connection with the Sprint Transaction. On May 9, 2005, we repaid and terminated both term loans under the Revolving Credit Agreement with proceeds from our equity issuance. In addition, amounts available under the revolving credit facility were reduced to $15.0 million upon the completion of the equity issuances by us on May 9, 2005. At June 30, 2005, there was no balance outstanding under the revolving credit facility portion of the Revolving Credit Agreement.

The revolving credit facility, through the Revolving Credit Agreement and the related ancillary documentation, contains covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at approximately $1.8 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to 7.65 to 1.0. The Revolving Credit Agreement continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary. Interest on the $15.0 million revolving credit facility is payable, at Global Signal's option, at either LIBOR plus 3.0% or the bank's basic rate plus 2.0%.

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II ("December 2004 mortgage loan"). The Global Signal Trust II (the "Trust II") then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six month period following the closing of the loan. As of June 30, 2005, the acquisition reserve account has been completely invested.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of

June 30, 2005, the weighted average interest rate on the various tranches was approximately 4.7%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

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

The February 2004 Mortgage Loan

On February 5, 2004, our largest operating subsidiary based on revenues for 2004, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time) and thirteen of its direct and indirect subsidiaries issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I ("February 2004 mortgage loan"). The Global Signal Trust I (the "Trust I") then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust I in our financial statements. The net proceeds from the February 2004 mortgage loan were used to repay the then outstanding borrowings under our old credit facility of $234.4 million, to fund a $142.2 million special distribution to our stockholders, to fund $4.6 million of restricted cash into an imposition reserve which was required to be escrowed in connection with our securitization transaction and February 2004 mortgage loan and relates to taxes, insurance and rents, and the remaining $15.9 million was available to fund operations.

The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of June 30, 2005, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on more than 1,100 of the communications sites of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan requires monthly payments of principal and interest calculated based on a 25year amortization schedule through January 2009 (the "Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the February 2004 mortgage loan increases by the greater of 5.0% or a U.S. Treasury-based index, and substantially all of the borrower's excess cash flows from operations are utilized to repay outstanding amounts due under the February 2004 mortgage loan.

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

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communication towers we expect to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. The January 2005 interest rate swaps had a fair value of $3.2 million due to the counterparty at June 30, 2005 and this was recorded in accumulated other comprehensive income in the balance sheet. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we will cease hedge accounting prospectively from July 15, 2005 and recognize subsequent changes in fair value of the swap in the income statement.

On February 2, 2005 and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which is expected to be replaced by a mortgage loan, for a total notional value of $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.303% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period. The February and March 2005 interest rate swaps had a fair value of $9.3 million due to the counterparty at June 30, 2005. At June 30, 2005, we recorded a receivable of $2.2 million for the floating payment due us, and accrued a fixed payment of $3.1 million due the counterparty, which increased our variable rate under the bridge loan to 4.3%. At June 30, 2005, we determined that a portion of the February and March swaps was ineffective and recognized $0.3 million of interest expense in the three months ended June 30, 2005.

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 5.0%. For the three and six months ended June 30, 2005, amortization of $0.1 million and $0.2 million, respectively, was recorded as an offset to interest expense.

December 2003 Swap

On December 11 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement ("December 2003 swap") with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three-month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three-month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of other comprehensive income and is being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 6.0%. For the three months ended June 30, 2005 and 2004, amortization of $0.3 million and $0.4 million, respectively, was recorded as interest expense. For the six months ended June 30, 2005 and 2004, amortization of $0.7 million and $0.5 million, respectively, was recorded as interest expense.

Cash Flows

Net cash flows provided by operating activities were $38.8 million for the six months ended June 30, 2005, compared to $39.4 million for the six months ended June 30, 2004. The decrease of $0.6 million of net cash provided by operating activities is the result of the one-time Sprint integration costs and a prepayment of $6.5 million of property taxes on the Sprint Towers, partially offset by higher cash flow being generated from acquired communications sites.

Net cash flows used in investing activities were $1.3 billion for the six months ended June 30, 2005 compared to $104.3 million for the six months ended June 30, 2004. Investing activities for the six months ended June 30, 2005 consisted primarily of (1) the acquisition of approximately 6,600 communications sites from Sprint for approximately $1.2 billion, including fees and expenses, and (2) the acquisition of 450 communications sites in unrelated transactions for $134.3 million, including fees and expenses. During the six months ended June 30, 2005, we also acquired 31 parcels of land, in fee simple title and under long-term easements, which we had previously leased from the sellers, for a total purchase price of $3.9 million, including fees and expenses. Additionally, $54.6 million was provided from restricted cash related to the acquisition reserve fund from the December 2004 mortgage loan and was used to fund communications site acquisitions during the six months ended June 30, 2005.

Net cash flows used in investing activities were $104.3 million for the six months ended June 30, 2004 and consisted primarily of (1) the acquisition of Tower Ventures LLC, and various other tower assets for $73.8 million, including fees and expenses, the purchase of interests in land under which we had previously held a leasehold interest for $2.5 million, and the purchase of the minority interest in our subsidiary, Pinnacle UK, Ltd., for $1.2 million and (2) the funding of restricted cash escrow and imposition reserve accounts totaling $22.5 million as a part of our February 2005 mortgage loan.

Capital expenditures were $5.6 million for the six months ended June 30, 2005, compared to $5.0 million for the six months ended June 30, 2004. Capital expenditures for six months ended June 30, 2005 primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements. Capital expenditures for six months ended June 30, 2004 primarily consisted of tower-related equipment and the new software system.

Net cash flows provided by financing activities were $1.3 billion for the six months ended June 30, 2005 and consisted of (1) $850.0 million in borrowings under the Sprint bridge financing, (2) $74.8 million borrowed under our acquisition credit facility, and (3) $437.3 million in proceeds from the issuance of our common stock. These were partially offset by $41.8 million in ordinary dividends paid, comprised of $21.3 million paid in January 2005, for the fourth quarter of 2004, and $20.5 million paid for the first quarter of 2005.

Net cash provided by financing activities was $97.5 million for the six months ended June 30, 2004 and was primarily related to $418.0 million in borrowings associated with our February 2004 mortgage loan, net cash proceeds of $133.3 million from the initial public offering, and proceeds of $9.7 million from the exercise of common stock options and warrants. These funds were in part offset by $235.1 million used to repay in full our Old Credit Facility, $33.4 million to repay the outstanding borrowings under our previous credit facility repaid and terminated in December 2004, payment of $6.2 million to terminate the December 2003 interest rate swap, debt issuance costs of $14.0 million on our February 2004 mortgage loan, and payments of $34.7 million in ordinary dividends, of which $16.3 million represents a return of capital, and a $142.2 million one-time special distribution to our stockholders which represented a return of capital.

Contractual Commitments

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The amount of this contingent purchase price is not expected to be material for the acquisitions we have closed during the year ended December 31, 2004 and the six months ended June 30, 2005. As of June 30, 2005, we had $0.2 million accrued for future acquisition payments. The maximum additional contingent payments on closed acquisitions were $1.8 million at June 30, 2005.

We have signed a master services agreement with Stratos VSAT, Inc. to purchase approximately $4.4 million in satellite data communications equipment. Our tower related capital expenditures over the next twelve months will include the installation of light monitoring equipment at all of the Sprint lit sites. We expect to incur higher levels of capital expenditures during the next twelve months primarily as a result of this agreement and the higher number of towers in our portfolio. We have completed the initial implementation of our PeopleSoft software system for most of our accounting functions, including accounts payable, accounts receivable and all internal reporting functions. We expect to add additional modules during 2006 including treasury, purchasing and project accounting modules. We have also completed implementation of a separate software system, manageStar, to manage data related to our communications sites, including tenant leases, ground leases and other operational data. For the six months June 30, 2005, we incurred $0.7 million related to these implementations and obtained three-year financing for approximately $0.2 million of the these costs. The remaining costs were paid from cash.

The following table provides a summary of our material debt, including the related interest payments, lease, and other contractual commitments as of and at June 30, 2005.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Operating lease payments	$374,173	$97,590	$125,924	$54,875	$95,784
Asset retirement obligations (1)	174,449	213	1,113	836	172,287
February 2004 mortgage loan (2) (3)	476,939	25,995	57,282	393,662	—
December 2004 mortgage loan (2) (4)	356,557	13,940	27,881	314,736	—
Bridge loan (2) (5)	899,555	899,555	—	—	—
$200.0 million acquisition credit facility (2) (6)	78,764	78,764	—	—	—
Capital lease obligations (2)	1,256	566	690	—	—
Commitments under vendor agreements (7)	4,380	4,380	—	—	—
Commitments under acquisition purchase agreements (8)	6,022	6,022	—	—	—
Total contractual cash obligations at June 30, 2005	$2,372,095	$1,127,025	$212,890	$764,109	$268,071

(1)	Reflects the future estimated cash payments after giving effect to estimated annual increases of 2.5% in expenses to dismantle our towers discounted at an average annual discount rate of approximately 13.0%. The liability is recorded in the financial statements at its present value.

(2)	Includes contractual interest for all fixed-rate debt instruments and assumes interest on variable rate instruments at the June 30, 2005 rates.

(3)	The February 2004 mortgage loan has a final maturity date of January 2029, however the loan document imposes material penalties if we fail to repay the February 2004 mortgage loan on or prior to January 2009 (the Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date the interest rate on the February 2004 mortgage loan will increase by a minimum of 5.0% and substantially all of the borrowers' excess cash flow from operations will be utilized to repay outstanding amounts due under the February 2004 mortgage loan. The actual amount of interest payable after the Anticipated Repayment Date is dependent on the amount of excess cash flow utilized to repay the February 2004 mortgage loan, the interest rate and the outstanding mortgage loan balance. Total contractual interest to be paid on the February 2004 mortgage loan is $20.3 million in the less than 1 year period, $39.6 in the 1 to 3 year period, $11.3 million in the 4 to 5 year period, assuming repayment of the outstanding balance on the Anticipated Repayment Date.

(4)	The December 2004 mortgage loan has a final maturity date of December 2009 and requires interest only payments until maturity.

(5)	The bridge loan has an initial term of 12 months from May 26, 2005, and, subject to compliance with certain conditions, two six-month extensions. We have not assumed the extension of the bridge loan maturity date in the table above. The loan requires interest only payments until maturity.

(6)	The acquisition credit facility matures April 24, 2006, and requires interest only payments until maturity.

(7)	We have signed a master services agreement with Stratos VSAT, Inc. to purchase approximately $4.4 million in satellite data communications equipment.

(8)	Reflects our commitment as of June 30, 2005 under asset purchase agreements to acquire 14 wireless communications towers for $3.9 million, including estimated fees and expenses and $2.1 million, including fees and expenses, for 17 land parcels under towers where we previously leased the land.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been selected, could have a material impact on our consolidated results of operations or financial condition. For example, for acquisitions of towers we estimate the lives of the intangible assets associated with the tower until an appraisal is completed. We have identified the following new critical accounting policy.

Derivative Financial Instruments Indexed to, and Settled in our Stock

For derivative financial instruments indexed to, and settled in our stock, we follow the accounting as specified in EITF Issue No. 00-19 Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Under this pronouncement, for instruments that meet certain criteria, the instrument was valued at fair value on the day it is created and is not marked to market in subsequent periods. The instrument is recorded in the stockholders' equity section of the balance sheet under the caption "Equity Derivatives". The Investor Agreement and Option Agreement, entered into as part of the Sprint Transaction, created instruments that qualified for this accounting treatment as proscribed under EITF Issue No. 00-19. The Investor Agreement had a negative fair value of $62.1 million as of February 14, 2005. We estimated this fair value using our stock price on the close of business immediately prior to the execution of this agreement compared to the $25.50 agreed upon sale price. The volatility of our stock price does not impact this valuation. The Option Agreement had a fair value of $37.8 million as of February 14, 2005. If we would have exercised the option, we would have purchased shares from each Investor in proportion to that Investor's participation in the Investment Agreement set forth above. Since the forward contracts under the Investment Agreement were either fulfilled or expired, the $24.3 million attributable to these equity derivatives at March 31, 2005, were reclassified to additional paid-in capital at June 30, 2005.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the new pronouncement is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The pronouncement is effective for us as of January 1, 2006. As of the required effective date, we will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost for the portion of awards for which the requisite service has not been rendered and that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date, based on the grant date fair value of those awards calculated under SFAS No. 123. We cannot determine the effect of the new standard on our financial statements as the amount of options to be issued in 2006, if any, is not known at this time. This pronouncement will not have any impact on our liquidity or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks from changes in interest rates charged on our debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. We had no outstanding variable rate debt under our Revolving Credit Agreement at June 30, 2005.

On January 11, 2005, in anticipation of a new acquisition credit facility and a subsequent third mortgage loan to finance the acquisition of additional wireless communication towers we expect to acquire during 2005, we entered into six forward starting interest rate swaps agreements with Morgan

Stanley as counterparty to hedge the variability of future interest rates on our anticipated financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on one-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we will cease hedge accounting prospectively from July 15, 2005 and recognize subsequent changes in fair value of the swap in the income statement.

On February 2, and March 21, 2005, in connection with the Sprint Transaction, we entered into ten additional interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million or more of bridge financing, which is expected to be replaced by a mortgage loan for a total notional value of $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period.

An unfavorable shift of 100 basis points in interest rates would decrease the value of our interest rate swaps at June 30, 2005 by approximately $56 million. If the financing transaction is completed on terms consistent with those currently anticipated, except for the $50.0 million notional value interest rate swap agreement discussed above, any settlement payments would be deferred and amortized over the expected life of the mortgage loan. If the financing transaction is not completed as anticipated, we would be required to recognize the aggregate fair value of the swaps in current earnings.

The following table presents the future principal payment obligations and weighted-average interest rates at June 30, 2005 associated with our existing debt instruments using our actual level of indebtedness of $850.0 million under the Sprint bridge financing, $74.8 million under our acquisition credit facility, $1.1 million under capital leases to finance new computer software and $701.9 million under our mortgage loans issued on February 5, 2004 and December 7, 2004.

	Weighted Average Interest Rate	Future Principal Payment Obligations – Twelve Months Ended June 30,
		Total	2006	2007	2008	2009	2010	Thereafter
Fixed rate:
February 2004 mortgage loan	5.0%	$408,057	$8,060	$8,557	$9,085	$382,355	$—	$—
December 2004 mortgage loan	4.7%	293,825	—	—	—	293,825	—	—
Capital lease obligations	9.7%	1,148	548	476	124	—	—	—
Total fixed rate debt		703,030	8,608	9,033	9,209	676,180	—	—
Variable rate:
Sprint bridge loan	4.6%	850,000	850,000	—	—	—	—	—
Acquisitions Facility	5.3%	74,799	74,799	—	—	—	—	—
Total debt		$1,627,829	$933,407	$9,033	$9,209	$676,180	$—	$—

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our foreign subsidiaries' (United Kingdom and Canada) operating expenses, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this report. Our Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Primarily due to our recent restatement of our previously issued financial statements due to the changes in lease accounting affecting all tower companies and many other public companies, in March of 2005 we received a letter from our independent registered public accounting firm, as part of their audit of our financial statements, setting forth a "material weakness" related to the design or operation of the internal control components over our accounting for leases and depreciation of leasehold improvements for the fiscal year 2004, which ended December 31, 2004. While we were not required to obtain an attestation with regard to our internal controls over financial reporting as of December 31, 2004, as set forth in section 404 of the Sarbanes Oxley Act of 2002, this would have been a material weakness under those definitions. Following our receipt of the letter from our independent registered public accounting firm, we began, the process of documenting and testing our internal controls over financial reporting and have identified and expect to continue to identify matters which will require remediation. We have taken steps to improve our internal controls, including our information technology controls, information technology application controls and manual process controls; however, additional steps will be required to improve our internal controls, and these may be both time consuming and costly. Additionally, there can be no assurance that we, or our independent registered public accounting firm, may not discover other material weaknesses during the assessment of our internal controls for 2005 that will be difficult to remediate timely, hence affecting the conclusion about the design and/or operating effectiveness of our controls for 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	On May 26, 2005, pursuant to a previously executed Investment Agreement, the Company sold an aggregate of 9.803.922 shares of its common stock to (a) Fortress Investment Fund II LLC, a Delaware limited liability company ("Fortress Investor"), an affiliate of our largest stockholder, Fortress Investment Holdings LLC; (b) Abrams Capital Partners II, L.P., a Delaware limited partnership, Abrams Capital Partners I, L.P., a Delaware limited partnership, Whitecrest Partners, L.P., a Delaware limited partnership, Abrams Capital International, LTD, a Cayman Island limited liability company and Riva Capital Partners, L.P., a Delaware limited partnership (collectively, "Abrams Investors"), affiliates of our third largest stockholder Abrams Capital, LLC; and (c) Greenhill Capital Partners, L.P., a Delaware limited partnership, Greenhill Capital Partners (Executive), L.P., a Delaware limited partnership, Greenhill Capital, L.P., a Delaware limited partnership, Greenhill Capital Partners (Cayman), L.P., a Cayman Islands limited partnership, Greenhill Capital Partners (Employees) II, L.P., a Delaware limited partnership (collectively, "Greenhill Investors", and together with Fortress Investor and Abrams Investors, the "Investors", and each individually, an "Investor"), our second largest stockholder and certain of its affiliates. The Company sold shares of common stock to the Investors for a cash price of $25.50 per share, resulting in approximately $250.0 million of gross proceeds to the Company. This issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the sale of these securities was used to partially fund the Sprint Transaction.

(b)	None

(c)	None

(i) The $200.0 million acquisition credit facility restricts the ability of Global Signal Acquisitions to make distributions except, so long as no event of default then exists or will result, (i) distributions in cash or other property to the extent required to satisfy the REIT Distribution Requirement (as defined in the acquisition credit facility), (ii) equity distributions as consideration for a merger of Global Signal Acquisitions, or one of its subsidiaries, into Global Signal Inc. or a subsidiary of Global Signal Inc., (iii) distributions in cash to Global Signal OP used exclusively to make payments under the Revolving Credit Agreement and other distributions in an amount not to exceed $7.5 million in the aggregate during the term of the $200.0 million acquisition credit facility and (iv) other distributions in cash to Global Signal OP so long as, both immediately prior to and after giving effect to such distribution, the aggregate outstanding principal amount of acquisition loans thereunder would be less than 68% of the aggregate tower value of all towers owned by the Global Signal Acquisitions plus any cash or cash equivalents held by Global Signal Acquisitions or its Subsidiaries.

(ii) The Revolving Credit Agreement restricts the ability of Global Signal OP to make distributions except: (i) distributions in cash or other property to the extent required to satisfy the REIT Distribution Requirement (as defined in the Revolving Credit Agreement), and, (ii) so long as no event of default then exists or would result, (1) equity distributions as consideration for a merger, so long as no event of default then exists or will result, of Global Signal OP, or one of its subsidiaries, into Global Signal Inc. or a subsidiary of Global Signal Inc., (2) in addition to and without duplication of dividends paid under clause (i) above, ordinary quarterly dividends to the holders of capital stock of the Global Signal OP in an amount reasonably comparable to ordinary quarterly dividends customarily declared (including increases in such dividends consistent, in terms of the percentage of such increase, with past practices) by the board of directors of Global Signal Inc., and (3) distributions of cash to the extent necessary to pay the ordinary operating expenses of Global Signal Inc., provided that the aggregate amount of such distributions from December 3, 2004 shall not exceed $2.0 million.

(iii) Our mortgage loans may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio would require excess cash flows, that could be used to pay dividends, be used to repay outstanding principal due under the mortgage loans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 17, 2005, the Company held its Annual Meeting of Shareholders.

At the annual meeting, shareholders voted on the nomination of two persons for membership on our Board of Directors and on the ratification of Ernst & Young LLP as the Company's independent registered public accounting firm for fiscal year 2005.

The votes cast "For" and "Against"/"Withheld" and, where applicable, abstentions and broker non-votes on the matters addressed at the annual meeting, were as follows:

On the election of Robert H. Gidel as a Class II director:

For	Withheld
40,660,671	46,717

On the election of Mark Whiting as a Class II director

For	Withheld
38,122,782	2,584,606

On the ratification of Ernst & Young LLP as the Company's independent registered public accounting firm for fiscal year 2005:

For	Against	Abstain	Broker Non-Votes
40,633,924	70,419	3,045	0

The terms of office of the following directors continued after the meeting: Messrs. Edens, Niehaus, Jacobs, Abrams and Rubin.

ITEM 5. OTHER INFORMATION.

(a)    None

(b)    None

Item 6.    Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 3, 2005, between Global Signal Inc. and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 5, 2005).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).
3.4	Acquisition Credit Agreement, dated as of April 25, 2005, by and among Global Signal Acquisitions LLC, Morgan Stanley Asset Funding Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2005).
10.2	Parent Guarantee, dated as of April 25, 2005, made by Global Signal Operating Partnership, L.P. and Global Signal Inc. (upon execution) in favor of Morgan Stanley Asset Funding Inc. as collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2005).
10.3	Pledge Agreement, dated as of April 25, 2005, by Global Signal Acquisition LLC, Global Signal Operating Partnership, L.P. and Global Signal Inc. (upon execution) in favor of Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on form 8-K filed on April 28, 2005).
10.4	Second Amended and Restated Credit Agreement, dated April 15, 2005, among Global Signal Operating Partnership, L.P., Bank of America, N.A. and the other lenders named therein (incorporated by reference to Exhibit 10.35.1 to the Company's Registration Statement on Form S-11 filed on May 2, 2005).
10.5	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisition II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27, 2005).
10.6	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisition II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 27, 2005).
10.7	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisition II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 27, 2005).

Exhibit Number	Description
10.8	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisition II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 27, 2005).
10.9	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisition II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 27, 2005).
10.10	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six LLC, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisition II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 27, 2005).
10.11	Bridge Loan and Override Agreement, dated May 24, 2005, by and among Global Signal Acquisitions II LLC, Bank of America, N.A. and Morgan Stanley Asset Funding, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 27, 2005).
10.12	Form Loan and Security Agreement, between Global Signal Acquisitions LLC., Global Signal Acquisitions II LLC, as borrowers and Morgan Stanley Asset Funding, Inc., as lender (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on May 27, 2005).
10.13	Limited Recourse Parent Guarantee, dated May 24, 2005, made by Global Signal Inc. and Global Signal Operating Partnership, L.P., in favor of Morgan Stanley Asset Funding, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on May 27, 2005).
10.14	Pledge Agreement, dated May 24, 2005, made by Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC, and Global Signal Inc., in favor of Morgan Stanley Asset Funding, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on May 27, 2005).
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Signal Inc. Registrant
By:	/s/ William T. Freeman William T. Freeman, Duly Authorized Officer and Chief Financial Officer
Dated:	August 10, 2005