Form 10-Q
period 2005-09-30
GLOBAL SIGNAL INC
filed 2005-11-09
CIK 1278382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No

At November 4, 2005, Registrant had outstanding 68,619,155 shares of $0.01 par value common stock.

PART I.    FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,880	$5,991
Accounts receivable, net	7,053	533
Prepaid expenses and other current assets	41,081	9,772
Interest rate swap assets, at fair value	6,855	—
	114,869	16,296
Restricted cash	18,602	72,854
Fixed assets, net	1,679,658	636,200
Intangible assets:
Lease absorption value, net	391,470	149,625
Leasehold interests, net	9,028	7,791
Goodwill	10,610	9,770
Deferred debt issuance costs, net	19,441	18,911
Other	23,275	4,461
Other assets	16,240	7,461
	$2,283,193	$923,369
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$42,947	$16,397
Dividends payable	34,305	20,491
Deferred revenue	17,567	13,410
Interest rate swap liability, at fair value	1,609	—
Notes payable and current portion of long-term debt	962,750	8,268
	1,059,178	58,566
Long-term debt	692,187	698,652
Other long-term liabilities	34,453	12,954
Total liabilities	1,785,818	770,172
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 68,610,221 shares issued and outstanding at September 30, 2005, and 51,304,769 shares issued and outstanding at December 31, 2004	686	513
Additional paid-in capital	511,246	157,004
Deferred stock-based compensation	(1,948)	(3,101)
Accumulated other comprehensive income (loss)	12,254	(1,219)
Equity derivatives	—	—
Accumulated deficit	(24,863)	—
Total stockholders' equity	497,375	153,197
	$2,283,193	$923,369

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
		(restated)
Revenues	$116,171	$45,792
Direct site operating expenses (excluding depreciation, amortization and accretion)	53,630	14,419
Selling, general and administrative (including $270 and $228 of non-cash stock-based compensation expense, respectively)	10,520	5,846
Sprint sites integration costs	2,222	—
State franchise, excise and minimum taxes	159	163
Depreciation, amortization and accretion	41,862	13,725
	108,393	34,153
Operating income	7,778	11,639
Interest expense, net	24,608	6,393
Gain on derivative instruments	(2,024)	—
Other expense (income)	(29)	(76)
Income (loss) from continuing operations before income tax benefit (expense)	(14,777)	5,322
Income tax benefit (expense)	55	(212)
Income (loss) from continuing operations	(14,722)	5,110
Income (loss) from discontinued operations	(41)	190
Income (loss) before gain (loss) on sale of properties	(14,763)	5,300
Gain (loss) on sale of properties	(678)	1
Net income (loss)	$(15,441)	$5,301
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.22)	$0.10
Income (loss) from discontinued operations	(0.00)	0.00
Gain (loss) on sale of properties	(0.01)	0.00
Net income (loss)	$(0.23)	$0.10
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.22)	$0.10
Income (loss) from discontinued operations	(0.00)	0.00
Gain (loss) on sale of properties	(0.01)	0.00
Net income (loss)	$(0.23)	$0.10
Dividends declared per common share	$0.500	$0.375
Weighted average number of common shares outstanding:
Basic	68,437	50,608
Diluted	68,437	53,232

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
		(restated)
Revenues	$248,024	$131,488
Direct site operating expenses (excluding depreciation, amortization and accretion)	99,674	40,791
Selling, general and administrative (including $1,560 and $3,440 of non-cash stock-based compensation expense, respectively)	26,674	21,475
Sprint sites integration costs	5,385	—
State franchise, excise and minimum taxes	490	500
Depreciation, amortization and accretion	87,665	38,485
	219,888	101,251
Operating income	28,136	30,237
Interest expense, net	50,347	19,294
Gain on derivative instruments	(2,024)	—
Loss on early extinguishment of debt	461	8,449
Other expense (income)	(111)	(84)
Income (loss) from continuing operations before income tax benefit (expense)	(20,537)	2,578
Income tax benefit (expense)	564	(324)
Income (loss) from continuing operations	(19,973)	2,254
Income (loss) from discontinued operations	(335)	343
Income (loss) before gain on sale of properties	(20,308)	2,597
Gain (loss) on sale of properties	(661)	137
Net income (loss)	$(20,969)	$2,734
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.33)	$0.05
Income (loss) from discontinued operations	(0.01)	0.01
Gain (loss) on sale of properties	(0.01)	0.00
Net income (loss)	$(0.35)	$0.06
Diluted loss per common share:
Income (loss) from continuing operations	$(0.33)	$0.05
Income (loss) from discontinued operations	(0.01)	0.01
Gain (loss) on sale of properties	(0.01)	0.00
Net income (loss)	$(0.35)	$0.06
Dividends declared per common share	$1.350	$1.000
Weighted average number of common shares outstanding:
Basic	60,141	45,395
Diluted	60,141	48,246

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Equity Derivatives	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	51,304,769	$513	$157,004	$(3,101)		$(1,219)	$—	$—	$153,197
Comprehensive loss:
Net loss	—	—	—	—	$(20,969)	—	(20,969)	—	(20,969)
Foreign currency translation adjustment	—	—	—	—	(476)	(476)	—	—	(476)
Change in fair value of derivative financial instruments, net of applicable income taxes	—	—	—	—	13,260	13,260	—	—	13,260
Total comprehensive loss					$(8,185)
Amortization of accumulated other comprehensive income (loss) on terminated derivative instruments	—	—	—	—		689	—	—	689
Issuance of common stock:
Secondary offering, net of offering costs of $10.7 million	6,325,000	63	183,405	—		—	—	—	183,468
Private offering – Sprint Investors Agreement	9,803,922	98	249,902	—		—	—	—	250,000
Warrants exercised	16,618	—	142	—		—	—	—	142
Options exercised	1,149,381	12	2,867	—		—	—	—	2,879
Shares issued to directors	20,000	—	654	—		—	—	—	654
Restricted shares forfeited	(9,469)	—	(246)	198					(48)
Ordinary dividends declared and paid ($0.40 per share)	—	—	(17,367)	—		—	(3,894)	—	(21,261)
Ordinary dividends declared and paid ($0.45 per share)	—	—	(30,810)	—		—	—	—	(30,810)
Ordinary dividends declared ($0.50 per share)	—	—	(34,305)	—		—	—	—	(34,305)
Equity derivatives – issuance	—	—	(24,314)	—		—	—	24,314	—
Equity derivatives – fulfillment or expiration	—	—	24,314	—		—	—	(24,314)	—
Vesting of deferred stock-based compensation	—	—	—	955		—	—	—	955
Balance at September 30, 2005 (unaudited)	68,610,221	$686	$511,246	$(1,948)		$12,254	$(24,863)	$—	$497,375

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income (loss)	$(20,969)	$2,734
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	87,665	38,485
Amortization of deferred debt issuance and hedging costs	6,311	4,095
Loss on early extinguishment of debt	461	8,449
Non-cash stock-based compensation expense	1,560	3,440
Gain on derivative instruments	(2,024)	—
Other non-cash adjustments	146	1,604
Increase in assets, net of effects from acquisitions	(14,814)	(3,910)
Increase in liabilities, net of effects from acquisitions	27,007	4,614
Net cash provided by operating activities	85,343	59,511
Cash flows from investing activities:
Payments made in connection with acquisitions of communications sites	(1,381,596)	(95,196)
Capital expenditures	(12,274)	(7,433)
Proceeds from the sale of fixed assets	2,286	1,015
Funds provided by (invested in) restricted cash	54,252	(23,734)
Other	—	(20)
Net cash used in investing activities	(1,337,332)	(125,368)
Cash flows from financing activities:
Borrowings under mortgage loans	—	418,000
Borrowings under notes payable and long-term debt	1,047,842	5,331
Payment of long-term debt and mortgage loans	(100,068)	(273,831)
Payment of debt issuance costs	(6,792)	(14,623)
Payment made to terminate interest rate swaps	—	(6,175)
Special distribution paid	—	(142,188)
Ordinary dividends paid	(72,561)	(39,863)
Proceeds from the issuance of common stock, net of offering costs	436,489	142,128
Net cash provided by financing activities	1,304,910	88,779
Effect of exchange rate changes on cash	968	(767)
Net increase in cash and cash equivalents	53,889	22,155
Cash and cash equivalents, beginning of period	5,991	9,661
Cash and cash equivalents, end of period	$59,880	$31,816
Non-cash investing and financing transactions:
Assets acquired under a capital lease obligation	$243	$1,194
Increase (decrease) in the fair value of interest rate swaps recorded to other comprehensive income	$13,260	$(2,458)
Shares issued to directors	$654	$360

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

1.	Nature of Business

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Global Signal Inc. and its wholly owned subsidiaries. Global Signal Inc., formerly Pinnacle Holdings Inc., owns, leases and manages communications towers and other communications sites to providers of wireless communications and broadcast services, such as wireless telephony, paging, mobile radio, wireless data transmission, and radio and television broadcasting, and to operators of private networks such as federal, state and local government agencies. For the three and nine months ended September 30, 2005, Sprint Corporation comprised 36.7% and 28.4%, respectively, of our revenues and Cingular Wireless comprised 14.2% and 14.1%, respectively, of our revenues.

2.	Basis of Presentation

As used herein, as of September 30, 2005 and December 31, 2004, unless the context otherwise requires, "we," "us," "our," "Company," or "Global Signal" refers to Global Signal Inc. and its wholly owned consolidated subsidiaries, including, without limitation, Pinnacle Towers LLC, Pinnacle Towers Canada, Inc., Pinnacle Towers Acquisitions Holdings LLC, Global Signal Services LLC, Global Signal Acquisition LLC, Global Signal Acquisition II LLC and Pinnacle Towers Limited. All significant intercompany balances and transactions have been eliminated. "Fortress" refers to Fortress Investment Holdings LLC and certain of its affiliates, "Greenhill" refers to Greenhill Capital Partners, L.P. and affiliated investment funds, and "Abrams" refers to Abrams Capital, LLC and certain of its affiliates. Since November 1, 2002, Fortress has been our largest stockholder, Greenhill has been our second largest stockholder and Abrams has been our third largest stockholder.

On May 11, 2004, we completed our formation of an UPREIT structure whereby we own substantially all of our assets and conduct our operations through an operating partnership, Global Signal Operating Partnership, L.P. ("Global Signal OP"). Global Signal Inc. is the special limited partner of Global Signal OP. Global Signal GP LLC, our wholly owned subsidiary, is the managing general partner and, as such, has the power to manage and conduct the business of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP. The partnership agreement of Global Signal OP provides that it shall distribute cash flows from its operations to its limited partners and the managing general partner in accordance with their relative percentage interests. The distributions that we receive from Global Signal OP will, among other things, be used to make dividend distributions to our stockholders. We believe that the UPREIT structure may provide flexibility by enabling us to execute certain acquisitions more effectively by giving tax advantages to sellers who accept partnership units in the UPREIT as payment.

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Certain amounts from the prior year period have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Global Signal's audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Global Signal's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock option grants to employees and directors using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS Statement No. 123. Under APB No. 25, no compensation costs are recognized relating to the option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of our common stock on the dates of grant. During the three and nine months ended September 30, 2005, we recognized $0.3 million and $1.6 million of compensation expense related to stock options previously granted with an exercise price below the then-current market value and to restricted stock grants to employees and directors. The unamortized portion of the related compensation expense is recorded as deferred stock-based compensation, a contra account within stockholders' equity. We use the accelerated method to recognize compensation expense of our equity-based awards with graded vesting.

We follow SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 9618, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, for our stock option grants to other individuals. As such, we measure compensation expense at the date of grant and recognize the expense ratably over the service period. Prior to vesting or termination, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of the options prior to the vesting date would be recognized in the period of the option value increase.

Had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant consistent with the provisions of SFAS No. 123, our net income (loss) would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Net income (loss) attributable to common stockholders:
Net income (loss) as reported	$(15,441)	$5,301
Add: Stock-based compensation costs included in reported net income (loss), net of $0 related tax effect for all periods	270	228
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods.	(610)	(1,500)
Pro forma net income (loss)	$(15,781)	$4,029
Basic income (loss) per share attributable to common stockholders:
Net income (loss) per share as reported	$(0.23)	$0.10
Pro forma net income (loss) per share	$(0.23)	$0.08
Diluted income (loss) per share attributable to common stockholders:
Net income (loss) per share as reported	$(0.23)	$0.10
Pro forma net income (loss) per share	$(0.23)	$0.08

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Net income (loss) attributable to common stockholders:
Net income (loss) as reported	$(20,969)	$2,734
Add: Stock-based compensation costs included in reported net loss, net of $0 related tax effect for all periods	1,560	476
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods.	(2,578)	(3,420)
Pro forma net income (loss)	$(21,987)	$(210)
Basic income (loss) per share attributable to common stockholders:
Net income (loss) per share as reported	$(0.35)	$0.06
Pro forma net income (loss) per share	$(0.37)	$(0.00)
Diluted loss per share attributable to common stockholders:
Net income (loss) per share as reported	$(0.35)	$0.06
Pro forma net income (loss) per share	$(0.37)	$(0.00)

Derivative Financial Instruments Indexed to, and Settled in our Stock

For derivative financial instruments indexed to, and settled in our stock, we follow the accounting as specified in EITF Issue No. 00-19 "Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under this pronouncement, for instruments that meet certain criteria, the instrument is valued at fair value on the day it is created and is not marked to market in subsequent periods. The instrument is recorded in the stockholders' equity section of the balance sheet under the caption "Equity Derivatives". The Investor Agreement and Option Agreement, entered into as part of the transaction with Sprint Corporation described below, created instruments that qualified for this accounting treatment as proscribed under EITF Issue No. 00-19 (See Note 8 – Stockholders' Equity). Since the forward contracts under the Investment Agreement (discussed below) were either fulfilled or expired, the $24.3 million attributable to these equity derivatives at March 31, 2005, were reclassified to additional paid-in capital.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the new pronouncement is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The pronouncement is effective for us as of January 1, 2006. As of the required effective date, we will apply this Statement using the modified prospective method. Under that transition method, compensation costs for the portion of awards for which the requisite service has not yet been rendered, and that are outstanding as of the required effective date, shall be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. In the statement of operations, the effect of the new standard on our statement of operations for previously issued options and restricted stock will be immaterial. The effect of this standard on options and restricted stock that may be granted in the future is not known at this time.

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. This interpretation is effective for us as of January 1, 2006. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land; therefore this interpretation will not impact our financial statements.

In October 2005, the FASB issued FASB Staff Position 13-1 Accounting for Rental Costs Incurred during a Construction Period. This staff position concludes that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. This interpretation is effective for us as of January 1, 2006. We account for such rental costs in the manner proscribed by the staff position, so this staff position will not impact our financial statements.

4.	Acquisitions

Sprint Transaction

On May 26, 2005, we, Sprint Corporation ("Sprint") and the certain Sprint subsidiaries (the "Sprint Contributors"), closed on an agreement to contribute, lease and sublease (the "Agreement to Lease"). Under the Agreement to Lease, we will lease or operate, for a period of 32 years approximately 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from six newly formed special purpose entities of Sprint (collectively, "Sprint TowerCo"), under six master leases for which we paid an upfront rental payment of approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). Certain Sprint entities lease space on approximately 6,350 of the Sprint Towers (as discussed below in Sprint Master Lease). We accounted for this transaction as a capital lease reflecting the substance similar to an acquisition. In May 2005, we allocated the upfront rental payment of approximately $1.2 billion along with transaction fees and costs to the leased and operated assets (primarily towers and identifiable intangible assets) based on their estimated fair market value similar to an acquisition of tower assets. In September 2005, these preliminary allocations were adjusted to our third-party appraisal firm's valuation. The impact of this appraisal increased depreciation and amortization expense by $1.6 million in the third quarter of 2005. The transaction was funded with proceeds from the sales of common stock described in Note 8 – Stockholders' Equity and Note 9 – Common Stock Offering, and the Sprint Bridge Financing described in Note 6 – Debt.

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

The integration of the approximately 6,600 Sprint Towers into our operations is a significant undertaking. To manage the Sprint Towers, we have added over 100 additional employees which has added significant costs. We will also incur a substantial amount of non-recurring integration costs with respect to the Sprint Transaction which will be expensed in 2005 as incurred. We incurred $5.4 million of integration costs related to the Sprint Transaction during the nine months ended September 30, 2005.

Sprint Master Lease

Upon the closing of the Sprint Transaction, Sprint TowerCo entered into a Master Lease and Sublease with a wholly owned special purpose entity (the "Lessee") created by us (the "Master Lease").

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

Global Signal Inc. guarantees the full and timely payment, performance and observance of all of the Lessee's terms, provisions, covenants and obligations under the Master Lease up to a maximum aggregate amount of $200 million.

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

On March 21, 2005, we entered into an agreement to purchase 169 wireless communications sites for approximately $54.0 million, including estimated fees and expenses, from Triton PCS Holdings, Inc. On June 30, 2005, we closed on 157 of the 169 total sites contracted, for $50.4 million, and on July 28, 2005, we closed on another three sites for $1.4 million. The remaining nine sites located in Puerto Rico and North Carolina are expected to close during the fourth quarter of 2005 for approximately $2.2 million. These transactions were funded from an escrow deposit and borrowings under the acquisition credit facility (see Note 6 – Debt). The towers are primarily located in the Charlotte, Raleigh and Greensboro markets of North Carolina, with additional sites located in other regions of North Carolina and in South Carolina, Georgia and Puerto Rico. Substantially all of the revenues on these towers are derived from wireless telephony tenants. As part of the transaction, Global Signal and Triton entered into a 10-year master lease agreement, with three 5-year lease renewal options, whereby Triton will pay us an initial monthly rate of $1,850 for each of the 169 towers. Additionally, we obtained an exclusive option to acquire an additional 70 existing towers owned by Triton, together with an option to acquire all new towers constructed by Triton during a one-year period after closing.

We also acquired 179 other communications sites in unrelated transactions during the nine months ended September 30, 2005 for $78.3 million, including fees and expenses, which were primarily funded from our site acquisition reserve established from our December 2004 mortgage loan and by borrowings under the acquisition credit facility (see Note 6 – Debt). These towers are located primarily in the eastern, midwestern and southeastern United States and generate substantially all of their revenues from wireless telephony tenants or investment grade tenants. During the nine months ended September 30, 2005, we also acquired 55 parcels of land in fee simple or under long-term easements, which we had previously leased from the sellers thereof, for a total purchase price of $6.6 million, including fees and expenses.

5.	Discontinued Operations

As a part of our ongoing operational reviews, we make decisions to divest ourselves of under-performing towers or other communications sites, including 104 and 146 tower sites in the three and nine months ended September 30, 2005, respectively, and 21 and 80 tower sites for the three and nine months ended September 30, 2004, respectively. At September 30, 2005, we had 184 tower sites that were classified as held for disposal by sale. During the three and nine months ended September 30, 2005, we recognized $0.4 million and $1.6 million respectively, in impairment charges on our under-performing sites. We recognized no impairment charges during the three and nine months ended September 30, 2004.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of these assets as discontinued operations in the accompanying consolidated financial statements and all prior periods have been reclassified to conform to the current quarter's presentation with respect to these assets.

Results of operations for these discontinued assets for the three months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Revenues	$444	$971
Direct operating expenses	37	1,099
Results of operations	407	(128)
Gain (loss) on impairment of assets	(410)	—
Gain (loss) recognized upon sale of assets of discontinued sites	(38)	318
Income (loss) from discontinued operations	$(41)	$190

Results of operations for these discontinued assets for the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Revenues	$1,604	$3,458
Direct operating expenses	1,684	3,270
Results of operations	(80)	188
Gain (loss) on impairment of assets	(1,558)	—
Gain (loss) recognized upon sale of assets of discontinued sites	1,303	155
Income (loss) from discontinued operations	$(335)	$343

Assets held for sale of $0.8 million and $0.2 million are included in fixed assets, net in the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

6.	Debt

Our outstanding debt as of September 30, 2005 and December 31, 2004 consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
February 2004 mortgage loan, weighted average interest rate of approximately 5.0%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC and its subsidiaries, monthly principal and interest installments of approximately $2.4 million beginning March 2004. Contractual maturity date of January 2029, anticipated maturity date of January 2009	$406,087	$411,909

December 2004 mortgage loan, weighted average interest rate of approximately 4.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers Acquisition LLC and its subsidiaries, monthly interest-only installments beginning January 2005, contractual maturity date of December 2009.	293,825	293,825

Bridge loan, interest at 30-day LIBOR plus 1.50% (5.2% at September 30, 2005), secured by Global Signal's ownership interests in Global Signal Acquisitions LLC ("GSA"), and its leasehold and subleasehold interests in the Sprint Towers, and an assignment of leases and rent. Interest installments due monthly and a contractual maturity date of May 25, 2006, before extension options	850,000	—

$200.0 million acquisition credit facility, interest at variable rates (5.9% at September 30, 2005), secured by the acquired tower assets of GSA, through a pledge of Global Signal OP's equity interest in GSA. Interest installments due monthly and a contractual maturity date of April 24, 2006	104,010	—

	September 30, 2005	December 31, 2004
	(unaudited)
$15.0 million Revolving Credit Agreement, interest at a variable rate of LIBOR plus 3.0% or the lender's base rate plus 2.0%, secured by a pledge of Global Signal OP's assets, contractual maturity date of December 2005	—	—

Capital lease obligations, interest rate fixed at a weighted average rate of 9.7%, secured by the underlying capital assets, with monthly principal installments beginning April 2004 and continuing through February 2008	1,015	1,186
	1,654,937	706,920
Less: Notes payable and current portion of long-term debt	(962,750)	(8,268)
	$692,187	$698,652

The following table shows the maturities of long-term debt for the four twelve month periods after September 30, 2005 (in thousands):

For the twelve months ended September 30,
2006	$962,750
2007	9,079
2008	9,286
2009	673,822
$1,654,937

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

The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of September 30, 2005, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on more than 1,100 of the communications sites of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan requires monthly payments of principal and interest calculated based on a 25year amortization schedule through January 2009 (the "Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the February 2004 mortgage loan increases by the greater of 5.0% or a U.S. Treasury-based index, and substantially all of the borrower's excess cash flows from operations are utilized to repay outstanding amounts due under the February 2004 mortgage loan.

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

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II ("December 2004 mortgage loan"). The Global Signal Trust II (the "Trust II") then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six-month period following the closing of the loan. The acquisition reserve account was fully invested as of April 2005.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of September 30, 2005, the weighted average interest rate on the various tranches was approximately 4.7%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

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

Sprint Bridge Financing

At the closing of the Sprint Transaction, we executed the $850.0 million bridge loan financing with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. The borrower is a newly created entity, Global Signal Acquisitions II LLC, under our indirect control, which owns 100% of our interest in the Sprint Towers. The loan is secured by, among other things, the ownership interests in the borrower, the borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan has an initial term of 12 months, and, subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan will bear interest at 30-day LIBOR plus 1.50%. The interest rate is expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options are exercised. The loan required an origination fee of 0.375% of the $850.0 million loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we are required under the facility to pay an exit fee under certain circumstances. The loan contains customary events of default including bankruptcy of the borrower or the Company, change of control or cross default to other indebtedness of the Company.

Revolving Credit Agreement

On December 3, 2004, Global Signal OP entered into a 364-day $20.0 million revolving credit facility pursuant to a revolving credit agreement, which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. On February 9, 2005, Global Signal OP amended and restated the Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction (see Note 4 – Acquisitions). On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease from the Sprint Transaction. On April 15, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $25.0 million multi-draw term loan to be used for fees and expenses incurred in connection with the Sprint Transaction. Amounts available under the revolving credit facility were reduced to $15.0 million upon the completion of the equity issuances by us on May 9, 2005 (Note 9 – Common Stock Offering). In addition, on May 9, 2005 we repaid and terminated both term loans under the Revolving Credit Agreement with proceeds from our equity issuance. At September 30, 2005, there was no balance outstanding under the revolving credit facility portion of the Revolving Credit Agreement. We are in discussions with the lender to extend the maturity date of the revolving credit facility by 364 days.

Interest on the $15.0 million revolving credit facility is payable, at Global Signal OP's option, at either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. Interest is payable at the end of the interest period or at the time of principal repayments. Principal on the revolving credit facility may be paid, in whole or in part, at any time and must be repaid by the loan maturity date, December 2, 2005. Interest on the term loans under the Revolving Credit Agreement was payable at our option at either LIBOR plus 1.75% or the bank's base rate plus 0.75%.

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

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC, or Global Signal Acquisitions, entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility is guaranteed by Global Signal OP and future subsidiaries of Global Signal Acquisitions. Moreover, it is secured by substantially all of Global Signal Acquisitions' tangible and intangible assets and by a pledge of Global Signal OP's equity interest in Global Signal Acquisitions. In addition, on May 16, 2005, we entered into a guarantee agreement with respect to the acquisition credit facility, secured by a pledge of our equity interest in Global Signal OP. We intend to fund future acquisitions with this credit facility. The level of borrowings is limited based on a borrowing base. As of September 30, 2005, the principal balance outstanding under the acquisition credit facility was $104.0 million.

Borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 1.50% or the bank's base rate plus approximately 1.25% provided the loan balance is equal to or lower than 68% of the acquisition price (as defined therein) of towers owned, leased or managed by Global Signal Acquisitions, from time to time. If the loan balance is higher than 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions, from time to time, then borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 2.0% or the bank's base rate plus approximately 1.75%. As of September 30, 2005, the loan balance exceeded 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions.

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

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005 and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transaction underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above will not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps are being recognized in the income statement, resulting in a gain of $2.0 million in the third quarter of 2005. The six January 2005 interest rate swaps had a combined fair value of $3.2 million due from the counterparty at September 30, 2005.

On February 2, 2005 and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which is expected to be replaced by a mortgage loan, for a total notional value of $850.0 million. We incurred the $850.0 million bridge loan at the time of the closing of the Sprint Transaction. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period. The February interest rate swaps had a fair value of $3.7 million due from the counterparty at September 30, 2005. The March 2005 interest rate swap had a fair market value of $1.6 million due to the counterparty at September 30, 2005. All of these swaps continued to be effective at September 30, 2005 so the change in market value was recorded in accumulated other comprehensive loss (gain) in the equity section of the balance sheet.

As of September 30, 2005, we have no other forecasted transactions underlying interest rate swaps.

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 5.0%. For the three and nine months ended September 30, 2005, amortization of $0.1 million and $0.3 million, respectively, was recorded as an offset to interest expense.

December 2003 Swap

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement ("December 2003 swap") with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three-month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three-month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of other comprehensive income and is being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 6.0%. For the three months ended September 30, 2005 and 2004, amortization of $0.3 million and $0.4 million, respectively, was recorded as interest expense. For the nine months ended September 30, 2005 and 2004, amortization of $1.0 million and $0.8 million, respectively, was recorded as interest expense.

8.	Stockholders' Equity

Dividends

On March 30, 2005, our board of directors declared a dividend of $0.40 per share of our common stock for the three months ended March 31, 2005, which was paid on April 21, 2005 to the stockholders of record as of April 11, 2005. The portion of the dividend, $17.0 million, that exceeded our retained earnings as of March 31, 2005, represents a return of capital.

On June 22, 2005, our board of directors declared a dividend of $0.45 per share of our common stock for the three months ended June 30, 2005, which was paid on July 21, 2005 to the stockholders of record as of July 7, 2005. The entire dividend of $30.1 million was a return of capital.

On September 15, 2005, our board of directors declared a dividend of $0.50 per share of our common stock for the three months ended September 30, 2005, which was paid on October 12, 2005 to the stockholders of record as of October 6, 2005. The entire dividend of $34.3 million was a return of capital.

Equity Derivatives

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an investment agreement (the "Investment Agreement") with (a) Fortress Investment Fund II LLC, a Delaware limited liability company ("FIF II"), an affiliate of Fortress; (b) various affiliates of our third largest stockholder, Abrams; and (c) various affiliates of Greenhill, our second largest stockholder. Greenhill, with FIF II and Abrams are referred to as the "Investors", and each individually as an "Investor".

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

In connection with the Investment Agreement, the Investors agreed to issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of common stock having a value equal to the difference between the total consideration paid by the Investors for the common stock at the closing of the Sprint Transaction and $250.0 million. As a result of the $850.0 million bridge loan, we obtained in connection with the Sprint Transaction and the May 9, 2005 offering discussed below, the Investors' aggregate commitment was reduced to $250.0 million. On May 26, 2005, we sold the Investors $250.0 million of our common shares in conjunction with the closing of the Sprint Transaction. Since the forward contracts under the Investment Agreement were either fulfilled or expired, the $24.3 million attributable to these equity derivatives at March 31, 2005, were reclassified to additional paid-in capital at June 30, 2005.

9.	Common Stock Offerings

On May 9, 2005, we sold an additional 6,325,000 shares of our common stock, inclusive of the underwriters' overallotment option, at an offering price to the public of $30.70 per share, and generated proceeds of $183.4 million, net of underwriters' commissions, discounts and estimated offering costs, for us. We used a portion of the net proceeds to repay $55.0 million of outstanding borrowings on the term loans under our Revolving Credit Agreement. In addition, we used approximately $82.0 million to finance a portion of the up-front rental payment paid in connection with the Sprint Transaction and the remaining $46.4 million is being used for working capital and other general corporate purposes, which may include future acquisitions.

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

10.	Income Per Share

The following tables set forth the computation of basic and diluted income per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Numerator:
Net income (loss)	$(15,441)	$5,301
Denominator:
Denominator for basic income per share –
Weighted average shares outstanding	68,505	50,608
Less: Non-vested shares issued	(68)	—
Denominator for basic income per share –	68,437	50,608
Effect of dilutive securities	—	2,624
Denominator for diluted income per share – adjusted weighted average	68,437	53,232
Basic income (loss) per common share
Income (loss) from continuing operations	$(0.22)	$0.10
Income (loss) from discontinued operations	(0.00)	0.00
Gain (loss) on sale of properties	(0.01)	0.00
Net income (loss)	$(0.23)	$0.10
Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.22)	$0.10
Income (loss) from discontinued operations	(0.00)	0.00
Gain (loss) on sale of properties	(0.01)	0.00
Net income (loss)	$(0.23)	$0.10

Approximately 2.1 million common shares issuable pursuant to outstanding stock options and warrants have been excluded from the calculation of diluted earnings per share for the three months ended September 30, 2005, as their effect is antidilutive.

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Numerator:
Net income (loss)	$(20,969)	$2,734
Denominator:
Denominator for basic income per share –
Weighted average shares outstanding	60,209	45,395
Less: Non-vested shares issued	(68)	—
Denominator for basic income per share	60,141	45,395
Effect of dilutive securities	—	2,851
Denominator for diluted income per share – adjusted weighted average	60,141	48,246
Basic income (loss) per common share
Income (loss) from continuing operations	$(0.33)	$0.05
Income (loss) from discontinued operations	(0.01)	0.01
Gain (loss) on sale of properties	(0.01)	0.00
Net income (loss)	$(0.35)	$0.06
Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.33)	$0.05
Income (loss) from discontinued operations	(0.01)	0.01
Gain (loss) on sale of properties	(0.01)	0.00
Net income (loss)	$(0.35)	$0.06

Approximately 2.0 million common shares issuable pursuant to outstanding stock options and warrants have been excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2005, as their effect is antidilutive.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended September 30, 2005 and 2004 is comprised of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Net income (loss)	$(15,441)	$5,301
Increase (decrease) in fair value of derivatives	25,449	(5,804)
Currency translation adjustment	43	194
Comprehensive income (loss)	$10,051	$(309)

Comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 is comprised of the following (in thousands):

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
Net income (loss)	$(20,969)	$2,734
Increase (decrease) in fair value of derivatives	13,260	(2,458)
Currency translation adjustment	(476)	226
Comprehensive income (loss)	$(8,185)	$502

The components of accumulated other comprehensive income (loss) are as follows at (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Derivatives	$10,946	$(3,004)
Cumulative foreign currency translation adjustments	1,308	1,785
Accumulated other comprehensive income (loss)	$12,254	$(1,219)

12.	Commitments and Contingencies

Purchase Commitments

As of September 30, 2005, we had signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. which requires us to purchase approximately $6.5 million in satellite data monitoring equipment. As of September 30, 2005, we had purchased $1.7 million of equipment under these commitments. As of September 30, 2005, we also had outstanding purchase agreements to acquire 42 communications sites from various sellers for a total estimated purchase price of $32.1 million, including estimated fees and expenses, and 66 land parcels for $8.4 million, including estimated fees and expenses.

Earn Outs

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The aggregate amount of these contingent purchase prices is not expected to be material for the acquisitions we have closed through September 30, 2005. As of September 30, 2005, we had no accruals for any such additional acquisition payments. The maximum additional contingent payments on closed acquisitions were approximately $1.8 million at September 30, 2005.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

13.	Restatement of Previously Issued Financial Statements

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, we have restated the accompanying condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2004. The restatement adjustments reflected in the following table are as follows:

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

The following table presents the impact of the restatement adjustments on the Company's previously reported results for the three months ended September 30, 2004 on a condensed consolidated basis (in thousands except per share data):

	Three Months Ended September 30, 2004
	Previously Reported (1)	Adjustments	As Restated
Condensed Statements of Operations
Revenues	$45,792	$—	$45,792
Direct site operating expenses, excluding impairment losses, depreciation, amortization and accretion	13,878	541	14,419
Selling, general and administrative expenses, including non-cash stock based compensation expense	5,846	—	5,846
State franchise, excise and minimum taxes	163	—	163
Depreciation, amortization and accretion	13,257	468	13,725
	33,144	1,009	34,153
Operating income	12,648	(1,009)	11,639
Interest expense, net	6,393	—	6,393
Loss on early extinguishment of debt	—	—	—
Other income	(76)	—	(76)
Income from continuing operations before income tax expense	6,331	(1,009)	5,322
Income tax expense	(212)	—	(212)
Income from continuing operations	6,119	(1,009)	5,110
Income from discontinued operations	190	—	190
Income before gain on sale of properties	6,309	(1,009)	5,300
Gain on sale of properties	1	—	1
Net Income	$6,310	$(1,009)	$5,301
Basic earnings (loss) per share:
Income from continuing operations	$0.12	$(0.02)	$0.10
Income from discontinued operations	0.00	0.00	0.00
Gain on sale of properties	0.00	0.00	0.00
Net Income	$0.12	$(0.02)	$0.10
Diluted earnings (loss) per share:
Income from continuing operations	$0.12	$(0.02)	$0.10
Income from discontinued operations	0.00	0.00	0.00
Gain on sale of properties	0.00	0.00	0.00
Net Income	$0.12	$(0.02)	$0.10

Basic shares	50,608	—	50,608
Diluted shares	53,232	—	53,232

(1) Amounts as previously reported for the three months ended September 30, 2004 reflect the impact of changes in the site population included in discontinued operations as of September 30, 2005 compared to September 30, 2004.

The following table presents the impact of the restatement adjustments on the Company's previously reported results for the nine months ended September 30, 2004 on a condensed consolidated basis (in thousands except per share data):

	Nine Months Ended September 30, 2004
	Previously Reported (1)	Adjustments	As Restated
Condensed Statements of Operations
Revenues	$131,488		$131,488
Direct site operating expenses, excluding impairment losses, depreciation, amortization and accretion	39,131	1,660	40,791
Selling, general and administrative expenses, including non-cash stock based compensation expense	21,475	—	21,475
State franchise, excise and minimum taxes	500	—	500
Depreciation, amortization and accretion	37,040	1,445	38,485
	98,146	3,105	101,251
Operating income	33,342	(3,105)	30,237
Interest expense, net	19,294	—	19,294
Loss on early extinguishment of debt	8,449	—	8,449
Other income	(84)	—	(84)
Income from continuing operations before income tax expense	5,683	(3,105)	2,578
Income tax expense	(324)	—	(324)
Income from continuing operations	5,359	(3,105)	2,254
Income from discontinued operations	343	—	343
Income before gain on sale of properties	5,702	(3,105)	2,597
Gain on sale of properties	137	—	137
Net Income	$5,839	$(3,105)	$2,734
Basic earnings (loss) per share:
Income from continuing operations	$0.12	$(0.07)	$0.05
Income from discontinued operations	0.01	0.00	0.01
Gain on sale of properties	0.00	0.00	0.00
Net Income	$0.13	$(0.07)	$0.06
Diluted earnings (loss) per share:
Income from continuing operations	$0.11	$(0.06)	$0.05
Income from discontinued operations	0.01	0.00	0.01
Gain on sale of properties	0.00	0.00	0.00
Net Income	$0.12	$(0.06)	$0.06
Basic shares	45,395	—	45,395
Diluted shares	48,246	—	48,246

(1) Amounts as previously reported for the nine months ended September 30, 2004 reflect the impact of changes in the site population included in discontinued operations as of September 30, 2005 compared to September 30, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties, including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing sites, close acquisitions under letters of intent and purchase agreements, anticipate, manage and address industry trends and their effect on our business, the rate and timing of the deployment of new radio communications systems and equipment by governmental customers, whether we successfully address other future technological changes in the wireless industry, pay or grow dividends, generate growth organically or through acquisitions, secure financing, and increase revenues, earnings, Adjusted EBITDA and/or Adjusted Funds From Operations, add telephony tenants and statements relating to the integration of and final costs of the Sprint transaction (including fees and expenses), the incremental costs of operating the Sprint sites, and how the proceeds of future financings will be used. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "would," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, failure to successfully and efficiently integrate the Sprint Transaction into our operations, difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, the reduced likelihood of closing a transaction which is at a letter of intent stage as opposed to one which is subject to a purchase agreement, a decrease in the demand for our communications sites and our ability to attract additional tenants, the economies, real estate markets and wireless communications industries in the regions where our sites are located, consolidation in the wireless industry, changes to the regulations governing wireless services, the creditworthiness of our tenants, customer concentration and the loss of one or more of our major customers, the terms of our leases, integration of new software systems, our ability to compete, competing technologies, equipment and software developments, our ability to modify our towers, our ability to obtain credit facilities or mortgage loans on favorable terms, our failure to comply with federal, state and local laws and regulations and changes in the law, our failure to comply with environmental laws, our ability to conduct our business effectively, secure financing and generate revenues, the termination of site management agreements, disasters and other unforeseen events, the demonstrated or perceived negative health effects from our towers or other tenants equipment on our towers, our ability to qualify as a REIT, REIT distributions requirements and the stock ownership limit imposed by the Internal Revenue Code for REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements detailed from time to time in this Quarterly Report on Form 10-Q and in Global Signal's other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, filed on March 31, 2005, and our most recent Registration Statements on Form S-3, filed on June 6, 2005. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ significantly from those contained in any forward-looking statement. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Executive Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest wireless communications tower owners in the United States, based on the number of towers owned. Our growth strategy is to grow (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long term basis, using equity combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy, we will seek to increase our dividend per share over time. Our dividend for the three months ended September 30, 2005, of $0.50 per share of common stock, represented a 33% increase over the total per share dividends we paid for the three months ended September 30, 2004 of $0.375.

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

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of September 30, 2005, we had an aggregate of more than 26,000 tenant leases on our communications sites with over 2,000 customers. Our revenue from wireless telephony tenants has increased from 46.6% of revenues for the three months ended September 30, 2004 to 78.1% of revenues for the three months ended September 30, 2005.

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

The material opportunities, challenges and risks of our business have changed significantly over the past several years. More recently, concurrent with an increased focus on improving network quality, many of our wireless telephony customers have experienced a general improvement in their overall financial condition. This has resulted in an increase in these customers' abilities to invest in their networks and a related increase in our telephony tenant base. Our growth will be primarily affected by the future demand for communications sites by wireless telephony service providers, paging service providers, users of mobile radio services and government agencies. The demand for communications site space by wireless telephony service providers is expected to be driven by growth in the number of their subscribers and their utilization of wireless telephony services, including utilization of their networks for data services. In addition, demand could also be affected by carrier consolidation, because consolidation could result in duplicative coverage and excess network capacity. On October 26, 2004, Cingular merged with AT&T Wireless, which could adversely impact tenant lease revenues at some of our communications sites. For example, as of September 30, 2005, 219 of our sites are occupied by both Cingular and AT&T Wireless and the combined revenues from AT&T Wireless and Cingular on these sites was approximately $0.9 million for the month of September 2005. In addition, Sprint merged with Nextel Communications on August 3, 2005. As of September 30, 2005, 1,144 of our sites are occupied by both Sprint and Nextel and the combined revenues from Sprint and Nextel on these sites was approximately $4.0 million for the month of September 2005. On August 1, 2005, ALLTEL completed its purchase of Western Wireless. All of these tenants may also be located on nearby communications towers owned by our competitors. On November 16, 2004, Arch Wireless merged with Metrocall Holdings, Inc. to form USA Mobility, Inc., our largest paging customer. Both customers offer paging services throughout the United States and consequently have duplicate coverage in most markets. On February 14, 2005, and subsequently amended as of March 4, 2005, March 29, 2005, and May 1, 2005, Verizon Communications Inc. entered into a merger agreement with MCI, the parent of Skytel Corporation, a paging operator. The merger received majority shareholder approval on October 6, 2005. Verizon Communications is a joint owner of Verizon Wireless who also operates a paging network. As a result of these mergers, network consolidations by these tenants could adversely impact tenant lease revenues at some of our sites. Lastly, the demand for communications site space by government entities will be driven by the agencies' demand for new digital networks and the ability to communicate with other government agencies as well as their ability to gain funding for such networks.

On May 21, 2002, Global Signal, then known as Pinnacle Holdings Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On October 9, 2002, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan Of Reorganization dated September 23, 2002, or the Prearranged Plan, which became effective on November 1, 2002. Since our reorganization in November 2002, we have installed a new management team and reengineered our business processes. We have also refinanced our balance sheet through a $418.0 million tower asset securitization in February 2004, which has provided us with low-cost fixed-rate debt. Furthermore, we have disposed of certain non-core communications sites and under-performing sites to enhance our operating margins. Our growth opportunities are primarily linked to organic growth on our existing towers and acquiring and developing new towers on which our wireless customers will seek to locate their equipment, thereby growing our overall tenant base. Since November 2002, our number of wireless communication sites has grown from approximately 3,300 to approximately 11,000 at September 30, 2005 primarily as a result or our acquisition strategy. See "Acquisitions and Dispositions of Communications Sites" below. A key component of our growth strategy is our capital management strategy, which supports the financing of our tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using additional equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. Prior to financing newly acquired towers using mortgage-backed securities, our strategy is to finance communications sites we acquire on a short-term basis through credit facilities we expect to obtain similar to our current $200.0 million acquisition credit facility we entered into as of April 25, 2005.

Prior to our reorganization, we acquired certain non-strategic assets unrelated to our core tower business, which have subsequently been sold, and our former management was unable to efficiently integrate and manage our communications sites. Our current growth strategy, which is in part based on a new site acquisition and development strategy, is significantly different. The primary differences are (1) our strategy to finance our new tower acquisitions using a capital structure which uses low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities combined with proceeds from equity offerings, (2) our strategy to buy core tower assets with in-place telephony, government or investment grade tenants where we believe there is a high likelihood of multiple lease renewals, (3) our underwriting process which is generally designed to allow us to evaluate and price acquisitions based on their current yield and on the asset and tenant attributes and location of the asset and (4) our focus on integrating, maintaining and operating the assets we acquire efficiently and effectively.

The primary factors affecting our determination of the value of a communications site are its location and the immediate area's competitive structures, tenant base, tenant credit quality and zoning restrictions. While we also have communications sites located in Canada and the United Kingdom, our communications sites are primarily located in the United States. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing suburban communities. We also have a diverse tenant base, which includes government agencies, large and small wireless service providers and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to significantly lesser credits, including small independent operations.

Acquisitions and Dispositions of Communications Sites

Our financial results are impacted by the timing, size and number of acquisitions and dispositions we complete in a period. Our number of active communications sites increased from approximately 4,000 at December 31, 2004 to approximately 11,000 at September 30, 2005.

On May 26, 2005, we, Sprint Corporation ("Sprint") and certain Sprint subsidiaries (the "Sprint Contributors'), closed on an agreement to contribute, lease and sublease (the "Agreement to Lease"). Under the Agreement to Lease, we will lease or operate, for a period of 32 years approximately 6,600 wireless communications tower sites and the related towers and assets (collectively, the "Sprint Towers") from six newly formed special purpose entities of Sprint (collectively, "Sprint TowerCo"), under six master leases for which we paid an upfront rental payment of approximately $1.2 billion as prepaid rent (the "Upfront Rental Payment"), subject to certain conditions, adjustments and pro-rations (the "Sprint Transaction"). In connection with the Sprint Transaction, certain Sprint entities agreed to lease space on approximately 6,350 of the Sprint Towers. The Sprint Towers had over 5,600 collocation leases with other wireless tenants as of May 26, 2005, and substantially all of the revenue is derived from wireless telephony tenants. We accounted for this transaction as a capital lease reflecting the substance similar to an acquisition. We financed the Sprint Transaction with (i) an $850.0 million bridge loan, (ii) $250.0 million from the proceeds of a private placement of our common stock and (iii) a portion of the proceeds from our May 2005 public offering of our common stock.

In addition to the Sprint Transaction, from December 2003 through November 1, 2005, we acquired 1,472 other wireless communications sites for approximately $575.5 million including fees and expenses. During this time, we also invested an additional $15.5 million, including fees and expenses, to acquire a fee interest or long-term easement under 143 wireless communications towers where we previously had a leasehold interest. We have financed these acquired communications sites with a $293.8 million mortgage loan, which we issued in December 2004, borrowings under our $200.0 million acquisition credit facility and a portion of the proceeds from our June 2004 initial public equity offering and our May 2005 follow-on public stock offering.

As of September 30, 2005, we had outstanding purchase agreements to acquire 42 communications sites from various sellers for a total estimated purchase price of $32.1 million, including estimated fees and expenses, and 66 land parcels for $8.4 million including estimated fees and expenses. From October 1 to November 1, 2005, we have closed on 32 communications sites for a total of $28.1 million, including fees and expenses, and 15 land parcels for $1.7 million, including fees and expenses. As of November 1, 2005, we have executed definitive agreements and non-binding letters of intent with other parties to acquire an additional 27 communications sites and to acquire fee interest or long-term easements under an additional 120 communications sites, for an aggregate purchase price of approximately $43.1 million, including estimated fees and expenses. We are in the process of performing due diligence on the communications sites under non-binding letters of intent and seek to negotiate definitive agreements.

We routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. During the nine months ended September 30, 2005, we disposed of seven under-performing leased sites that had no net book value. As of September 30, 2005, we had 184 under-performing sites held for sale.

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

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, and radio and television broadcast. For the three months ended September 2005 and 2004, our revenue mix for the primary technology categories was as follows:

	Percent of Revenues for the Three Months Ended September 30,
Tenant technology type	2005	2004
Telephony (PCS, Cellular, ESMR)	78.1%	46.6%
Mobile radio	10.3%	21.7%
Paging	6.6%	20.2%
Broadcast	3.1%	7.4%
Wireless data and other	1.9%	4.1%
Total	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not have a fully prepaid interest in the land at the site), utilities, property and ad valorem taxes, insurance and site maintenance costs. Many of our ground lease agreements contain escalation clauses which are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For ground leases with escalation clauses based on a fixed percentage rate, ground rental expenses are recognized in our financial statements on a straight-line basis over the shorter of (i) the contracted term of the lease agreement assuming we exercise all of the renewal options or (ii) the first renewal option period ending after the later of (a) our tenant leases which were in place or which we anticipated being in place at the date we entered into the ground lease or acquired the communications site or (b) the depreciable life of the assets located on the leased property.

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

As a new public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. In particular, we are incurring significant incremental expenses associated with Sarbanes-Oxley Section 404 compliance documentation and remediation. In addition, as a New York Stock Exchange-listed company, we were required to establish an internal audit function and did so, on an outsourced basis, in October 2004. As a result, we will incur additional cost associated with this function.

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

Effect of Sprint Transaction

We accounted for the Sprint Transaction as a capital lease for which we made an upfront payment and hence have recognized the assets on our balance sheet. In May 2005, we allocated the upfront rental payment of approximately $1.2 billion along with transaction fees and costs to the leased and operated assets (primarily towers and identifiable intangible assets) based on their estimated fair market value similar to an acquisition of tower assets. In September 2005, these preliminary allocations were adjusted to our third-party appraisal firm's valuation. The impact of this appraisal increased depreciation and amortization expense by $1.6 million in the third quarter of 2005. We are depreciating and amortizing these tangible and intangible assets over their estimated useful lives, which are similar to the current estimated useful lives of our existing tower and related intangible assets. As a result, our depreciation, amortization and accretion expenses have increased significantly.

We financed the Sprint Transaction with an $850.0 million bridge loan, a $250.0 million private sale of shares of common stock pursuant to an investment agreement entered into as part of the Sprint Transaction ("Investment Agreement" described below) and cash received from our May 2005 public common stock offering. As a result, we have substantially increased the amount of our debt outstanding and interest expense. In addition, the shares issued in the recent follow-on public common stock offering and the shares issued pursuant to the Investment Agreement increased the number of shares outstanding by approximately 16.1 million, which will affect our future income (loss) per share.

The Sprint Transaction is significantly larger than any acquisition we have completed to date. There are more Sprint Towers than the number of communications sites we operated prior to the Sprint Transaction. The integration of the approximately 6,600 Sprint Towers into our operations is a significant undertaking. To manage the Sprint Towers, we have added over 100 additional employees which has added significant recurring costs. We will also incur a substantial amount of non-recurring integration costs with respect to the Sprint Transaction which will be expensed in 2005 as incurred. We incurred $5.4 million of integration costs related to the Sprint Transaction during the nine months ended September 30, 2005.

As a result of our increased depreciation, amortization and accretion expenses, integration costs, additional selling, general and administrative expenses and interest expense, we have generated net losses after the closing of the Sprint Transaction.

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

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

Exchange Commission on March 31, 2005.

	Three Months Ended September 30,
	2005		2004 (Restated)		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$116,171	100.0%	$45,792	100.0%	$70,379	153.7%
Direct site operating expenses (excluding depreciation, amortization and accretion)	53,630	46.2%	14,419	31.5%	39,211	271.9%
Selling, general and administrative (including $270 and $228 of non-cash stock-based compensation expense, respectively)	10,520	9.1%	5,846	12.8%	4,674	80.0%
Sprint sites integration costs	2,222	1.9%	—	0.0%	2,222	N/A
State franchise, excise and minimum taxes	159	0.1%	163	0.4%	(4)	(2.5%)
Depreciation, amortization and accretion	41,862	36.0%	13,725	30.0%	28,137	205.0%
	108,393	93.3%	34,153	74.6%	74,240	217.4%
Operating income	7,778	6.7%	11,639	25.4%	(3,861)	(33.2%)
Interest expense, net	24,608	21.2%	6,393	14.0%	18,215	284.9%
Gain on derivative instruments	(2,024)	(1.7%)	—	0.0%	(2,024)	N/A
Other expense (income)	(29)	(0.0%)	(76)	(0.2%)	47	(61.8%)
Income (loss) from continuing operations before income tax benefit (expense)	(14,777)	(12.7%)	5,322	11.6%	(20,099)	N/A
Income tax benefit (expense)	55	0.0%	(212)	(0.5%)	267	N/A
Income (loss) from continuing operations	(14,722)	(12.7%)	5,110	11.2%	(19,832)	N/A
Income (loss) from discontinued operations	(41)	(0.0%)	190	0.4%	(231)	N/A
Income (loss) before gain (loss) on sale of properties	(14,763)	(12.7%)	5,300	11.6%	(20,063)	N/A
Gain (loss) on sale of properties	(678)	(0.6%)	1	0.0%	(679)	N/A
Net income (loss)	$(15,441)	(13.3%)	$5,301	11.6%	$(20,742)	N/A

Revenues

Our revenues increased $70.4 million, or 153.7%, for the quarter ended September 30, 2005 as compared to the prior year quarter, primarily as a result of the Sprint Transaction and the acquisition of other communications sites since July 1, 2004. During the three months ended September 30, 2005, $58.2 million of our revenue was generated from the Sprint Towers. We also experienced growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 46.6% for the three months ended September 30, 2004 to 78.1% for the three months ended September 30, 2005, primarily as a result of acquisitions and growth in our telephony revenues. Revenues from Sprint Corporation and Cingular Wireless comprised 36.7% and 14.2%, respectively, of our revenues for the quarter ended September 30, 2005.

For the three months ended September 30, 2005, USA Mobility, our fifth largest customer, accounted for 4.0% of our revenues. One of our primary master tenant leases with USA Mobility, the Arch Lease, expired on May 31, 2005. The Arch Lease allowed Arch Wireless, one of the two companies that merged to form USA Mobility, to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. Effective June 1, 2005, USA Mobility began paying only for the sites occupied on a hold over basis which resulted in a $0.6 million reduction in monthly revenue. Effective July 1, 2005 we executed a new master tenant lease with USA Mobility. Under the master lease, USA Mobility may locate up to a specified maximum number of transmitters on our sites for a fixed monthly fee. The fixed monthly fee decreases periodically over time from approximately $1.6 million for July 2005 to approximately $1.0 million per month in 2008.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $39.2 million primarily due to direct site operating expenses associated with the Sprint Towers along with other communication sites we have acquired since July 1, 2004. These increases were partially offset by decreased rent expense associated with our purchase of various interests in parcels of land in fee simple or other long-term easements, which we had previously leased. As a percentage of revenues, our direct site operating expenses increased to 46.2% of revenues for the three months ended September 30, 2005 from 31.5% of revenues for the three months ended September 30, 2004 primarily due to the Sprint Towers which have lower tenant revenues per tower and higher ground rent expense as a percentage of revenue.

Selling, general and administrative

Our selling, general and administrative expenses increase of $4.7 million was primarily attributable to (i) increases in personnel related expenses along with occupancy and costs associated with the increase in our corporate staff necessary to manage the growth of the Company, primarily related to the addition of the Sprint Towers and (ii) increased professional fees primarily due to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and to a significant number of IT system enhancement projects. As a percentage of revenues, our selling, general and administrative expenses declined to 9.1% of revenues for the three months ended September 30, 2005 from 12.8% of revenues for the three months ended September 30, 2004.

Sprint integration costs

In connection with the Sprint Transaction, there are certain integration expenses which do not qualify as capitalized acquisition costs and are not expected to be ongoing after the Sprint integration is complete, which is expected to occur later this year. The $2.2 million of costs incurred for the three months ended September 30, 2005 include engineering reviews and the purchase of site related documents, site inspections, ground and tenant lease review and occupancy costs related to the personnel performing these activities, most of whom are contractors.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $28.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to the addition of communications sites during the period from July 1, 2004 through September 30, 2005, including the Sprint Towers.

Interest expense, net

Our net interest expense increase of $18.2 million is related to the increase in the amount of debt in our capital structure resulting primarily from (i) the December 2004 mortgage loan, (ii) borrowings under our $200.0 million acquisition credit facility and (iii) borrowing under our bridge loan related to financing the Sprint Transaction.

Gain on derivative instruments

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005 and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above will not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps are being recognized in the income statement, resulting in a gain of $2.0 million in the third quarter of 2005.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

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

	Nine Months Ended September 30,
	2005		2004 (Restated)		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$248,024	100.0%	$131,488	100.0%	$116,536	88.6%
Direct site operating expenses (excluding depreciation, amortization and accretion)	99,674	40.2%	40,791	31.0%	58,883	144.4%
Selling, general and administrative (including $1,560 and $3,440 of non-cash stock-based compensation expense, respectively)	26,674	10.8%	21,475	16.3%	5,199	24.2%
Sprint sites integration costs	5,385	2.2%	—	0.0%	5,385	N/A
State franchise, excise and minimum taxes	490	0.2%	500	0.4%	(10)	(2.0%)
Depreciation, amortization and accretion	87,665	35.3%	38,485	29.3%	49,180	127.8%
	219,888	88.7%	101,251	77.0%	118,637	117.2%
Operating income	28,136	11.3%	30,237	23.0%	(2,101)	(6.9%)
Interest expense, net	50,347	20.3%	19,294	14.7%	31,053	160.9%
Gain on derivative instruments	(2,024)	(0.8%)	—	0.0%	(2,024)	N/A
Loss on early extinguishment of debt	461	0.2%	8,449	6.4%	(7,988)	(94.5%)
Other expense (income)	(111)	(0.0%)	(84)	(0.1%)	(27)	32.1%
Income (loss) from continuing operations before income tax benefit (expense)	(20,537)	(8.3%)	2,578	2.0%	(23,115)	N/A
Income tax benefit (expense)	564	0.2%	(324)	(0.2%)	888	N/A
Income (loss) from continuing operations	(19,973)	(8.1%)	2,254	1.7%	(22,227)	N/A
Income (loss) from discontinued operations	(335)	(0.1%)	343	0.3%	(678)	N/A
Income (loss) before gain (loss) on sale of properties	(20,308)	(8.2%)	2,597	2.0%	(22,905)	N/A
Gain (loss) on sale of properties	(661)	(0.3%)	137	0.1%	(798)	N/A
Net income (loss)	$(20,969)	(8.5%)	$2,734	2.1%	$(23,703)	N/A

Revenues

Our revenues increased $116.5 million, or 88.6%, for the nine months ended September 30, 2005 as compared to the prior year period, primarily as a result of revenues from the Sprint Towers and the acquisition of other communications sites since January 1, 2004. During the nine months ended September 30, 3005, the Sprint Towers acquired on May 26, 2005 contributed $80.3 million to our revenue. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 44.5% for the nine months ended September 30, 2004 to 69.1% for nine months ended September 30, 2005, primarily as a result of acquisitions and growth of our telephony revenues. Revenues from Sprint and Cingular comprised 28.4% and 14.1%, respectively, of our revenues for the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, USA Mobility, our third largest customer, accounted for 7.3% of our revenues. One of our primary master tenant leases with USA Mobility, the Arch Lease, expired on May 31, 2005. The Arch Lease allowed Arch Wireless, one of the two companies that merged to form USA Mobility, to locate a fixed number of transmitters on any of our sites for a fixed minimum rate. Effective June 1, 2005, USA Mobility began paying only for the sites occupied on a hold over basis which resulted in a $0.6 million reduction in monthly revenue. Effective July 1, 2005 we executed a new master tenant lease with USA Mobility. Under the master lease, USA Mobility may locate up to a specified maximum number of transmitters on our sites for a fixed monthly fee. The fixed monthly fee decreases periodically over time from approximately $1.6 million for July 2005 to approximately $1.0 million per month in 2008.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $58.9 million primarily due to direct site operating expenses associated with the Sprint Towers along with other communication sites we have acquired since January 2004. These increases were partially offset by decreased rent expense associated with our purchase of various interests in parcels of land in fee simple or other long-term easements, which we had previously leased. As a percentage of revenues, our direct site operating expenses increased to 40.2% of revenues for the nine months ended September 30, 2005 from 31.0% of revenues for the nine months ended September 30, 2004 primarily as a result of the Sprint Towers which have lower tenant revenue per tower and higher ground rent expense as a percentage of revenue.

Selling, general and administrative

Our selling, general and administrative expenses increase of $5.2 million was primarily attributable to (i) increases in personnel related expenses along with occupancy and costs associated with the increase in our corporate staff necessary to manage the growth of the Company, primarily related to the addition of the Sprint Towers and (ii) increased professional fees primarily due to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and to a significant number of IT system enhancement projects. As a percentage of revenues, our selling, general and administrative expenses declined to 10.8% of revenues for the nine months ended September 30, 2005 from 16.3% of revenues for the nine months ended September 30, 2004.

Sprint integration costs

In connection with the Sprint Transaction, there are certain integration expenses which do not qualify as capitalized acquisition costs and that are not expected to be ongoing after the Sprint integration is complete, which is expected to occur later this year. The $5.4 million of costs incurred for the nine months ended September 30, 2005 include engineering reviews, site inspections, ground and tenant lease review and occupancy costs related to the personnel performing these activities most of whom are contractors.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $49.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to the addition of communications sites during the period from January 1, 2004 through September 30, 2005, including the Sprint Towers.

Interest expense, net

Our net interest expense increase of $31.1 million is related to the increase in the amount of debt in our capital structure resulting primarily from (i) the December 2004 mortgage loan, (ii) borrowings under our $200.0 million acquisition credit facility and (iii) borrowing under our bridge loan related to financing the Sprint Transaction, as well as interest on our Revolving Credit Agreement for the portion of the period that there were outstanding borrowings.

Loss on early extinguishment of debt

The $0.5 million loss on extinguishment of debt for the nine months ended September 30, 2005, relates to the write-off of deferred debt costs associated with the term loan portions of the Revolving Credit Agreement terminated in conjunction with our May 9, 2005 equity offering. During 2004, our operating subsidiary, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan, the February 2004 mortgage loan, made payable to a newly formed trust. A portion of the net proceeds were used to repay outstanding borrowings under our old credit facility, and as a result of this repayment, this facility was terminated and $8.4 million of unamortized deferred financing costs related to the old credit facility repaid and terminated in February 2004 (the "Old Credit Facility") were written-off during the nine months ended September 30, 2004.

Gain on derivative instruments

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005 and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above will not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps are being recognized in the income statement, resulting in a gain of $2.0 million in the third quarter of 2005.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, tower acquisitions, construction costs for occasional new tower builds and tower augmentaions, other capital expenditures and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash on hand, cash generated from operating activities, cash generated from our recent follow-on public equity offering, borrowings under the $15.0 million Revolving Credit Agreement and the $200.0 million acquisition credit facility and from additional equity offerings, and mortgage loans and credit facilities we may obtain. However, there can be no assurance that we will be successful in raising additional equity or that we will be able to obtain additional mortgage loans or credit facilities. To the extent we are unsuccessful in raising additional equity, obtaining mortgage loans and additional credit facilites, we may need to curtail our investments in acquisitions and new tower builds, and/or reduce the current level of our dividend.

On May 9, 2005, we sold an additional 6,325,000 shares of our common stock, inclusive of the underwriters' overallotment option, at an offering price to the public of $30.70 per share, and generated proceeds of approximately $183.4 million, net of underwriters' commissions, discounts and estimated offering costs, for us.

We used the net proceeds as follows:

•	$82.0 million to finance a portion of the upfront rental payment of approximately $1.2 billion paid in connection with the Sprint Transaction. See Sprint Transaction and Related Financing below for a more detailed description of the Sprint Transaction.

•	$55.0 million to repay the debt outstanding under our Revolving Credit Agreement, including $50.0 million incurred to finance the Sprint Transaction deposit, and $5.0 million incurred to pay for a portion of the costs and expenses of the Sprint Transaction. The $50.0 million and $5.0 million were borrowed under the term loan portions of the Revolving Credit Agreement. Upon repayment, we also terminated our ability to make future draws under the two term loan portions of our Revolving Credit Agreement. As a result, we wrote off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $0.5 million in our second quarter of 2005;

•	$46.4 million was available for working capital and other general corporate purposes, which includes future acquisitions.

Sprint Transaction and Related Financing

On May 26, 2005, we, Sprint and the Sprint Contributors closed on the Agreement to Lease. Under the Agreement to Lease, we lease or, if certain consents were not obtained, operate, for a period of 32 years approximately 6,600 Sprint Towers from Sprint TowerCo, under six master leases for which we made an upfront payment of approximately $1.2 billion as prepaid rent, which we refer to as the upfront rental payment. At the closing of the Sprint Transaction, we also entered into a master lease agreement, which we refer to as the Master Lease, which will expire in 2037. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, we will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion.

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement with the Investors, which consist of the following entities:

•	Fortress Investment Fund II LLC, a Delaware limited liability company, or FIF II, an affiliate of our largest stockholder, Fortress Investment Holdings LLC;

•	Abrams Capital Partners II, L.P., a Delaware limited partnership, Abrams Capital Partners I, L.P., a Delaware limited partnership, Whitecrest Partners, L.P., a Delaware limited partnership, Abrams Capital International, LTD, a Cayman Islands limited liability company and Riva Capital Partners, L.P., a Delaware limited partnership, affiliates of our third largest stockholder, Abrams Capital, LLC (collectively, the "Abrams Investors"); and

•	Greenhill Capital Partners, L.P., a Delaware limited partnership, which together with its affiliates, is our second largest stockholder, and the following affiliates of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Executive), L.P., a Delaware limited partnership, Greenhill Capital, L.P., a Delaware limited partnership, Greenhill Capital Partners (Cayman), L.P., a Cayman Islands limited partnership, and Greenhill Capital Partners (Employees) II, L.P., a Delaware limited partnership (collectively the "Greenhill Investors").

Under the Investment Agreement, the Investors committed to purchase, severally and not jointly, at the closing of the Sprint Transaction, up to $500.0 million of our common stock, at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors was automatically reduced to $250.0 million as a result of (1) the amount of net proceeds, $183.4 million, received by us from our recent common stock offering, and (2) $100.0 million, the amount of borrowings in excess of $750.0 million outstanding under our bridge loan at the closing of the Sprint Transaction, provided that the Investors' aggregate commitment could not be reduced below $250.0 million. Pursuant to the terms of the Investment Agreement, each of FIF II, the Abrams Investors and the Greenhill Investors purchased a total of 9,803,922 shares of common stock in ratios of 48%, 32% and 20%, respectively. The purchase of the shares by the Investors closed simultaneously with the Sprint Transaction. The issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., which set forth the terms on which they would provide us bridge financing of up to $850.0 million. On May 26, 2005, in connection with the Sprint Transaction, we closed on the bridge financing. The borrower is Global Signal Acquisitions II LLC, a wholly owned subsidiary that owns 100% of our interest in the Sprint Towers. The loan is secured by, among other things, the ownership interests in the borrower, borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan has a term of 12 months from May 26, 2005 and is subject to compliance with certain conditions, two six-month extensions at our option. During the first 12 months of the loan, the loan bears interest at 30-day LIBOR plus 1.50% per annum. The rate is expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options are exercised. The loan required an origination fee of 0.375% of $850.0 million of the loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we are required under the facility to pay an exit fee under certain circumstances. The loan contains customary events of default including bankruptcy of the borrower or us, change of control or cross default to our other indebtedness.

In connection with the Sprint Transaction, we entered into interest rate swap agreements for a total notional value of $850.0 million with Bank of America, N.A., as counterparty, to hedge interest under our bridge financing, which is expected to be replaced by a mortgage loan of a greater amount. Under the interest rate swaps, we agreed to pay the counterparty a weighted average interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period.

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC, or Global Signal Acquisitions, entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility is guaranteed by Global Signal OP and future subsidiaries of Global Signal Acquisitions. Moreover, it is secured by substantially all of Global Signal Acquisitions' tangible and intangible assets and by a pledge of Global Signal OP's equity interest in Global Signal Acquisitions. In addition, on May 16, 2005, we entered into a guarantee agreement with respect to the acquisition credit facility secured by a pledge of our equity interest in Global Signal OP. We intend to fund future acquisitions at least in part with this credit facility. The level of borrowings is limited based on a borrowing base. As of September 30, 2005, the principal balance outstanding under the acquisition credit facility was $104.0 million.

Borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 1.50% or the bank's base rate plus approximately 1.25% provided the loan balance is equal to or lower than 68% of the acquisition price (as defined therein) of towers owned, leased or managed by Global Signal Acquisitions, from time to time. If the loan balance is higher than 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions, from time to time, then borrowings under the acquisition credit facility will bear interest at our option at either the Eurodollar rate plus 2.0% or the bank's base rate plus approximately 1.75%. As of September 30, 2005, the loan balance exceeded 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions.

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

Revolving Credit Agreement

On December 3, 2004, Global Signal OP entered into a 364-day $20.0 million revolving credit facility pursuant to a revolving credit agreement which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. On February 9, 2005, Global Signal OP amended and restated the Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease from the Sprint Transaction. On April 15, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $25.0 million multi-draw term loan to be used for fees and expenses incurred in connection with the Sprint Transaction. On May 9, 2005, we repaid and terminated both term loans under the Revolving Credit Agreement with proceeds from our equity issuance. In addition, amounts available under the revolving credit facility were reduced to $15.0 million upon the completion of the equity issuances by us on May 9, 2005. As of September 30, 2005, there was no balance outstanding under the revolving credit facility portion of the Revolving Credit Agreement. We are in discussions with the lender to extend the maturity date of the revolving credit facility by 364 days.

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

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II ("December 2004 mortgage loan"). The Global Signal Trust II (the "Trust II") then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated the Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying wireless communications sites during the six-month period following the closing of the loan. The acquisition reserve account was fully invested as of April 2005.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of September 30, 2005, the weighted average interest rate on the various tranches was approximately 4.7%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

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

The principal amount of the February 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of September 30, 2005, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on more than 1,100 of the communications sites of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan requires monthly payments of principal and interest calculated based on a 25-year amortization schedule through January 2009 (the "Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the February 2004 mortgage loan increases by the greater of 5.0% or a U.S. Treasury-based index, and substantially all of the borrower's excess cash flows from operations are utilized to repay outstanding amounts due under the February 2004 mortgage loan.

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

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005 and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above will not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps are being recognized in the income statement, resulting in a gain of $2.0 million in the third quarter of 2005. The six January 2005 interest rate swaps had a combined fair value of $3.2 million due from the counterparty at September 30, 2005.

On February 2, 2005 and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which is expected to be replaced by a mortgage loan, for a total notional value of $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period. The February interest rate swaps had a fair value of $3.8 million due from the counterparty at September 30, 2005. The March 2005 interest rate swap had a fair market value of $1.6 million due to the counterparty at September 30, 2005. These swaps were effective at September 30, 2005 so the change in market value was recorded in accumulated other comprehensive loss (gain) in the equity section of the balance sheet.

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 5.0%. For the three and nine months ended September 30, 2005, amortization of $0.1 million and $0.3 million, respectively, was recorded as an offset to interest expense.

December 2003 Swap

On December 11 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement ("December 2003 swap") with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three-month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three-month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of other comprehensive income and is being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 6.0%. For the three months ended September 30, 2005 and 2004, amortization of $0.3 million and $0.4 million, respectively, was recorded as interest expense. For the nine months ended September 30, 2005 and 2004, amortization of $1.0 million and $0.8 million, respectively, was recorded as interest expense.

Cash Flows

Net cash flows provided by operating activities were $85.3 million for the nine months ended September 30, 2005, compared to $59.5 million for the nine months ended September 30, 2004. The increase of $25.8 million of net cash provided by operating activities is the result of cash flow from the communication sites acquired since September 30, 2004 partially offset by the one-time Sprint integration costs and a prepayment of $3.3 million of property taxes on the Sprint Towers.

Net cash flows used in investing activities were $1.3 billion for the nine months ended September 30, 2005 compared to $125.4 million for the nine months ended September 30, 2004. Investing activities for the nine months ended September 30, 2005 consisted primarily of (1) the acquisition of approximately 6,600 communications sites from Sprint for approximately $1.2 billion, including fees and expenses, and (2) the acquisition of 511 communications sites in unrelated transactions for $162.1 million, including fees and expenses. During the nine months ended September 30, 2005, we also acquired 55 parcels of land, in fee simple title and under long-term easements, which we had previously leased from the sellers, for a total purchase price of $6.6 million, including fees and expenses. Additionally, $54.3 million was provided from restricted cash related to the acquisition reserve fund from the December 2004 mortgage loan and was used to fund communications site acquisitions during the nine months ended September 30, 2005.

Net cash flows used in investing activities were $125.4 million for the nine months ended September 30, 2004 and consisted primarily of (1) the acquisition of Tower Ventures LLC, and various other tower assets for $90.5 million, including fees and expenses, the purchase of interests in land under which we had previously held a leasehold interest for $3.5 million, and the purchase of the minority interest in our subsidiary, Pinnacle UK, Ltd., for $1.2 million and (2) the funding of restricted cash escrow and imposition reserve accounts totaling $23.7 million as a part of our February 2005 mortgage loan.

Capital expenditures were $12.3 million for the nine months ended September 30, 2005, compared to $7.4 million for the nine months ended September 30, 2004. Capital expenditures for the nine months ended September 30, 2005 primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements. Capital expenditures for the nine months ended September 30, 2004 primarily consisted of tower-related equipment and the new software system.

Net cash flows provided by financing activities were $1.3 billion for the nine months ended September 30, 2005 and consisted of (1) $850.0 million in borrowings under the Sprint bridge financing, (2) $104.1 million borrowed under our acquisition credit facility and (3) $436.5 million in proceeds from the issuance of our common stock. These were partially offset by $72.6 million in ordinary dividends paid.

Net cash provided by financing activities was $88.8 million for the nine months ended September 30, 2004 and was primarily related to $418.0 million in borrowings associated with our February 2004 mortgage loan, net cash proceeds of $131.2 million from the initial public offering, and proceeds of $10.9 million from the exercise of common stock options and warrants. These funds were in part offset by $235.9 million used to repay in full our Old Credit Facility, $33.4 million to repay the outstanding borrowings under our previous credit facility repaid and terminated in December 2004, payment of $6.2 million to terminate the December 2003 interest rate swap, debt issuance costs of $14.6 million on our February 2004 mortgage loan, and payments of $39.9 million in ordinary dividends and a $142.1 million one-time special distribution to our stockholders which represented a return of capital.

Contractual Commitments

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The amount of this contingent purchase price is not expected to be material for the acquisitions we have closed during the year ended December 31, 2004 and the nine months ended September 30, 2005. As of September 30, 2005, we had no accruals for future acquisition payments. The maximum additional contingent payments on closed acquisitions were $1.8 million at September 30, 2005.

We have signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. which require us to purchase approximately $6.5 million in satellite data communications equipment. Our tower related capital expenditures over the next twelve months will include the installation of satellite light monitoring equipment at substantially all of our lit sites. We have fulfilled $1.7 million of these purchase commitments as of September 30, 2005.

We have completed the initial implementation of our PeopleSoft software system for most of our accounting functions, including accounts payable, accounts receivable and all internal reporting functions. We expect to add additional modules during 2006 including treasury, purchasing and project accounting modules. We have also completed implementation of a separate software system, manageStar, to manage data related to our communications sites, including tenant leases, ground leases and other operational data. For the nine months September 30, 2005, we incurred $0.7 million related to these implementations and obtained three-year financing for approximately $0.2 million of the these costs. The remaining costs were paid from cash.

The following table provides a summary of our material debt, including the related interest payments, lease, and other contractual commitments as of and at September 30, 2005.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Operating lease payments	$364,423	$95,273	$124,733	$53,405	$91,012
Asset retirement obligations(1)	180,101	216	1,144	966	177,775
February 2004 mortgage loan(2)(3)	472,225	28,397	57,384	386,444	—
December 2004 mortgage loan(2)(4)	351,910	13,940	27,881	310,089	—
Bridge loan(2)(5)	882,624	882,624	—	—	—
$200.0 million acquisition credit facility(2)(6)	107,498	107,498	—	—	—
Capital lease obligations(2)	1,105	630	475	—	—
Commitments under vendor agreements(7)	4,865	4,865	—	—	—
Commitments under acquisition
purchase agreements(8)	40,572	40,572	—	—	—
Total contractual cash obligations at June 30, 2005	$2,405,323	$1,174,015	$211,617	$750,904	$268,787

(1)	Reflects the future estimated cash payments after giving effect to estimated annual increases of 2.5% in expenses to dismantle our towers discounted at an average annual discount rate of approximately 13.0%. The liability is recorded in the financial statements at its present value.

(2)	Includes contractual interest for all fixed-rate debt instruments and assumes interest on variable rate instruments at the September 30, 2005 rates.

(3)	The February 2004 mortgage loan has a final maturity date of January 2029, however the loan document imposes material penalties if we fail to repay the February 2004 mortgage loan on or prior to January 2009 (the Anticipated Repayment Date"). If the February 2004 mortgage loan is not repaid in its entirety by the Anticipated Repayment Date the interest rate on the February 2004 mortgage loan will increase by a minimum of 5.0% and substantially all of the borrowers' excess cash flow from operations will be utilized to repay outstanding amounts due under the February 2004 mortgage loan. The actual amount of interest payable after the Anticipated Repayment Date is dependent on the amount of excess cash flow utilized to repay the February 2004 mortgage loan, the interest rate and the outstanding mortgage loan balance. Total contractual interest to be paid on the February 2004 mortgage loan is $20.2 million in the less than 1-year period, $39.5 in the 1 to 3 year period, $6.4 million in the 4 to 5 year period, assuming repayment of the outstanding balance on the Anticipated Repayment Date.

(4)	The December 2004 mortgage loan has a final maturity date of December 2009 and requires interest only payments until maturity.

(5)	The bridge loan has an initial term of 12 months from May 26, 2005, and, subject to compliance with certain conditions, two six-month extensions. We have not assumed the extension of the bridge loan maturity date in the table above. The loan requires interest only payments until maturity.

(6)	The acquisition credit facility matures April 24, 2006, and requires interest only payments until maturity.

(7)	We have signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. to purchase approximately $6.5 million in satellite data communications equipment, of which $1.7 million was expended as of September 30, 2005.

(8)	Reflects our commitment as of September 30, 2005 under asset purchase agreements to acquire 42 wireless communications towers for $32.1 million, including estimated fees and expenses and $8.4 million, including fees and expenses, for 66 land parcels under towers where we previously leased the land.

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

Derivative Financial Instruments Indexed to, and Settled in our Stock

For derivative financial instruments indexed to, and settled in our stock, we follow the accounting as specified in EITF Issue No. 00-19 Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Under this pronouncement, for instruments that meet certain criteria, the instrument is valued at fair value on the day it is created and is not marked to market in subsequent periods. The instrument is recorded in the stockholders' equity section of the balance sheet under the caption "Equity Derivatives". The Investor Agreement and Option Agreement, entered into as part of the Sprint Transaction, created instruments that qualified for this accounting treatment as proscribed under EITF Issue No. 00-19. The Investor Agreement had a negative fair value of $62.1 million as of February 14, 2005. We estimated this fair value using our stock price on the close of business immediately prior to the execution of this agreement compared to the $25.50 agreed upon sale price. The volatility of our stock price does not impact this valuation. The Option Agreement had a fair value of $37.8 million as of February 14, 2005. If we had exercised the option, we would have purchased shares from each Investor in proportion to that Investor's participation in the Investment Agreement set forth above. Since the forward contracts under the Investment Agreement were either fulfilled or expired, the $24.3 million attributable to these equity derivatives at March 31, 2005, were reclassified to additional paid-in capital at June 30, 2005.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the new pronouncement is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The pronouncement is effective for us as of January 1, 2006. As of the required effective date, we will apply this Statement using the modified prospective method. Under that transition method, compensation costs for the portion of awards for which the requisite service has not yet been rendered, and that are outstanding as of the required effective date, shall be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. In the statement of operations, the effect of the new standard on our statement of operations for previously issued options and restricted stock will be immaterial. The effect of this standard on options and restricted stock that may be granted in the future is not known at this time.

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. This interpretation is effective for us as of January 1, 2006. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land provided we remove them by the expiration of the lease; therefore this interpretation will not impact our financial statements.

In October 2005, the FASB issued FASB Staff Position 13-1 Accounting for Rental Costs Incurred during a Construction Period. This staff position concludes that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. This interpretation is effective for us as of January 1, 2006. We account for such rental costs in the manner proscribed by the staff position, so this staff position will not impact our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks from changes in interest rates charged on our debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. We had no outstanding variable rate debt under our Revolving Credit Agreement at September 30, 2005.

On January 11, 2005, in anticipation of a new acquisition credit facility and a subsequent third mortgage loan to finance the acquisition of additional wireless communications sites we expected to acquire during 2005, we entered into six forward starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on one-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005 and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above will not occur within two months of the original forecast. At this time all amounts previously recorded in accumulated other comprehensive loss were recorded in the income statement and subsequent changes in the value of the swaps are being recognized in earnings.

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

An unfavorable shift of 100 basis points in interest rates would decrease the value of our interest rate swaps at September 30, 2005 by approximately $51.6 million. If the financing transaction is completed on terms consistent with those currently anticipated, except for the $200.0 million notional value interest rate swap agreements discussed above, any settlement payments would be deferred and amortized over the expected life of the mortgage loan. If the financing transaction is not completed as anticipated, we would be required to recognize the aggregate fair value of the swaps in current earnings.

The following table presents the future principal payment obligations and weighted-average interest rates at September 30, 2005 associated with our existing debt instruments using our actual level of indebtedness of $850.0 million under the Sprint bridge financing, $104.0 million under our acquisition credit facility, $1.0 million under capital leases to finance new computer software and $699.9 million under our mortgage loans issued on February 5, 2004 and December 7, 2004.

	Weighted Average Interest Rate	Total	Future Principal Payment Obligations – Twelve Months Ended September 30,					Thereafter
			2006	2007	2008	2009	2010
Fixed rate:
February 2004 mortgage loan	5.0%	$406,087	$8,182	$8,686	$9,222	$379,997	$—	$—
December 2004 mortgage loan	4.7%	293,825	—	—	—	293,825	—	—
Capital lease obligations	9.7%	1,015	558	393	64	—	—	—
Total fixed rate debt		700,927	8,740	9,079	9,286	673,822	—	—
Variable rate:
Sprint bridge loan	5.2%	850,000	850,000	—	—	—	—	—
Acquisitions facility	5.9%	104,010	104,010	—	—	—	—	—
Total debt		$1,654,937	$962,750	$9,079	$9,286	$673,822	$—	$—

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

Item 4.    Controls and Procedures.

a)    Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this report. Our Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Primarily due to our recent restatement of our previously issued financial statements due to the changes in lease accounting affecting all tower companies and many other public companies, in March of 2005 we received a letter from our independent registered public accounting firm, as part of their audit of our financial statements, setting forth a "material weakness" related to the design or operation of the internal control components over our accounting for leases and depreciation of leasehold improvements for the fiscal year 2004, which ended December 31, 2004. While we were not required to obtain an attestation with regard to our internal controls over financial reporting as of December 31, 2004, as set forth in section 404 of the Sarbanes Oxley Act of 2002, this would have been a material weakness under those definitions. Following our receipt of the letter from our independent registered public accounting firm, we began the process of documenting and testing our internal controls over financial reporting and have identified and expect to continue to identify matters which will require remediation. We have taken steps to improve our internal controls, including our information technology controls, information technology application controls and manual process controls; however, additional steps may be required to improve our internal controls, and these may be both time consuming and costly. Additionally, there can be no assurance that we, or our independent registered public accounting firm, may not discover other material weaknesses during the assessment of our internal controls for 2005 that will be difficult to remediate timely, hence affecting the conclusion about the design and/or operating effectiveness of our controls for 2005.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

(a) None

(b) None

ITEM 6.    Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 3, 2005, between Global Signal Inc. and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 5, 2005).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).
3.4	Acquisition Credit Agreement, dated as of April 25, 2005, by and among Global Signal Acquisitions LLC, Morgan Stanley Asset Funding Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2005).
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Signal Inc. Registrant
By:	/s/ William T. Freeman William T. Freeman, Duly Authorized Officer and Chief Financial Officer
Dated:	November 8, 2005