Form 10-K
period 2005-12-31
GLOBAL SIGNAL INC
filed 2006-03-16
CIK 1278382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-32168

GLOBAL SIGNAL INC.

(exact name of registrant as specified in its charter)

Delaware	65-0652634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES     NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES     NO

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filerAccelerated filerNon-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES     NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the common equity as of June 30, 2005 was $641.9 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES     NO

At March 1, 2006, there were 69,426,654 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference from the Registrant's Definitive Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

Part I
Item 1. Business	1
Item 2. Properties	40
Item 3. Legal Proceedings	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6. Selected Financial Data	45
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	48
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	75
Item 8. Financial Statements and Supplementary Data	77
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	77
Item 9A. Controls and Procedures	77
Item 9B. Other Information	80
Part III
Item 10. Directors and Executive Officers of the Registrant	III-1
Item 11. Executive Compensation	III-1
Item 12. Security Ownership of Certain Beneficial Owners and Management	III-1
Item 13. Certain Relationships and Related Transactions	III-1
Item 14. Principal Accountant Fees and Services	III-1
Part IV
Item 15. Exhibits, Financial Statement Schedules	IV-1

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K, and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties, including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing sites, close acquisitions under letters of intent and purchase agreements, anticipate, manage and address industry trends and their effect on our business, the rate and timing of the deployment of new wireless communications systems and equipment by our customers, whether we successfully address other future technological changes in the wireless industry, pay or grow dividends, generate growth organically or through acquisitions, secure financing, and increase revenues, Adjusted EBITDA and/or Adjusted Funds From Operations, and add telephony tenants and statements relating to the integration of and final costs of the Sprint Transaction, the incremental costs of operating the Sprint sites, and how the proceeds of future financings will be used. Forward-looking statements are generally identifiable by use of forward-looking terminology such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘potential’’, ‘‘intend’’, ‘‘expect’’, ‘‘endeavor’’, ‘‘seek’’, ‘‘anticipate’’, ‘‘estimate’’, ‘‘overestimate’’, ‘‘underestimate’’, ‘‘believe’’, ‘‘could’’, ‘‘would’’, ‘‘project’’, ‘‘predict’’, ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, failure to successfully and efficiently integrate the Sprint Transaction into our operations, difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, the reduced likelihood of closing a transaction which is at a letter of intent stage as opposed to one which is subject to a purchase agreement, a decrease in the demand for our communications sites and our ability to attract additional tenants, the economies, real estate markets and communications industries in the regions where our sites are located, consolidation in the wireless industry, changes to the regulations governing wireless services, the creditworthiness of our tenants, customer concentration and the loss of one or more of our major customers, the terms of our leases, integration of new software systems, our ability to compete, competing technologies, equipment and software developments, our ability to modify our towers, our ability to obtain credit facilities or mortgage loans on favorable terms, our failure to comply with federal, state and local laws and regulations and changes in the law, our failure to comply with environmental laws, our ability to conduct our business effectively, secure financing and generate revenues, the termination of site management agreements, disasters and other unforeseen events, the demonstrated or perceived negative health effects from our towers or other tenants equipment on our towers, our ability to qualify as a REIT, REIT distribution requirements and the stock ownership limit imposed by the Internal Revenue Code for REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements detailed from time to time in this Annual Report on Form 10-K and in Global Signal's other filings with the Securities and Exchange Commission, including our most recent Registration Statement on Form S-3, filed on December 19, 2005. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ significantly from those contained in any forward-looking statement. Such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Part I

Item 1.    Business

Business Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest communications tower operators in the United States. As of December 31, 2005, we owned, leased or managed a total of 10,961 wireless communications sites. On May 26, 2005, we, Sprint Corporation (a predecessor of Sprint Nextel Corporation) (‘‘Sprint’’), and certain Sprint subsidiaries consummated an agreement whereby we are leasing or otherwise operating under a 32-year prepaid capital lease 6,553 communications sites and the related towers and assets as more fully described below in ‘‘Sprint Transaction’’.

Our strategy is to grow our Adjusted EBITDA and Adjusted Funds From Operations (‘‘AFFO’’) (1) organically by adding additional tenants to our towers, (2) by acquiring wireless communication sites with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy, we will seek to increase our dividend per share over time. We are organized as a real estate investment trust, or REIT, and as such are required to distribute at least 90% of our taxable income to our stockholders. We paid a dividend of $0.50 per share of our common stock for the quarter ended December 31, 2005, which is a 25% increase over the dividend we paid for the quarter ended December 31, 2004.

For the years ended December 31, 2005 and 2004, substantially all of our revenues came from our ownership, leasing and management of communications towers and other communications sites. Although we have communications sites located in Canada and the United Kingdom, our communications sites are primarily located throughout the United States. As of December 31, 2005, we own, lease or are operating as a result of the Sprint Transaction 10,008 towers and 259 other communications sites. We own in fee or have permanent or long-term easements on the land under 1,119 of these towers and we lease the land under the other 8,889 towers. In addition, as of December 31, 2005, we managed 694 towers, rooftops and other communications sites where we had the right to market space or where we had a sublease arrangement with the site owner.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of December 31, 2005, we had an aggregate of more than 26,000 tenant leases on our communications sites and over 2,000 customers. The average number of tenants on our owned towers, and towers we hold subject to long-term leases, was 2.4, which included an average of 1.8 wireless telephony tenants. Our revenues from wireless telephony tenants have increased to 78.8% of our total revenues for the three months ended December 31, 2005, from 49.7% of our total revenues for the three months ended December 31, 2004.

For the years ended December 31, 2005 and 2004, we generated:

	2005	2004
($ in millions)
Revenues from continuing operations	$368.1	$180.3
Net income (loss)	$(39.7)	$6.9
Adjusted EBITDA(1)	$184.0	$102.3
Adjusted Funds from Operations(1)	$106.5	$72.4

(1)	Adjusted EBITDA and Adjusted Funds from Operations, or AFFO, are non-GAAP financial measures we use in evaluating our performance. See ‘‘Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures’’ for a reconciliation of these measures to net income and for a detailed description of why we believe such measures are useful.

Growth Strategy

Our objective is to increase our Adjusted EBITDA, AFFO and our dividends per share of our common stock. Key elements of our strategy to achieve this objective include:

•	Grow our Revenues by Adding New Tenants to our Existing Communications Sites. We believe that we can take advantage of our site capacity and locations, strong customer relationships and operational expertise to attract new tenants to our existing communications sites.

•	Expand our Communications Sites Network Through Acquisition and Development of Towers. We plan to purchase or selectively develop towers in locations where we believe there is, or will be, significant demand for wireless services that should drive network expansion and increase demand for space on our towers. We will focus our acquisition efforts primarily on towers that already have an existing telephony tenant, or in the case of new builds, a telephony customer committed to a new lease, and have the potential to add multiple additional telephony tenants. We believe that telephony tenants provide a stable revenue stream and that there is a high likelihood of multiple lease renewals. Since 1998, we have experienced average annualized churn as a result of non-renewal and other lease terminations from our telephony tenants of less than 1% of annualized telephony revenues. We outsource all aspects of new tower development, including engineering, initial land acquisition, zoning and construction. We believe that by outsourcing, we avoid most of the high overhead and risks associated with providing these services.

•	Ground Rights Purchase Program (‘‘GRPP’’). We plan to expand our program of purchasing permanent or long-term easements or fee interests in the real estate beneath our existing communications towers. We believe that investing in the real estate under our towers enables us to achieve attractive returns on our capital. In addition, following these purchases, we will generally have the exclusive right to occupy the communications tower site after the expiration of the existing ground lease, thereby eliminating the need to negotiate an extension. By making a one-time lump sum payment to the landlord, our GRPP program allows us to reduce rental expenses and eliminate the need to make recurring rental payments to landlords. As of December 31, 2005, we leased the land under 8,889 of our towers. Our GRPP program is focused on the land beneath towers with telephony tenants.

•	Maintain an Efficient Capital Structure. We believe that our low-cost debt, combined with appropriate leverage, will allow us to maintain operating and financial flexibility. Our capital management strategy is to finance newly acquired assets on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. Prior to issuing mortgage-backed securities, our strategy is to finance communications sites we acquire on a short-term basis through credit facilities we expect to obtain on terms similar to our April 2005 acquisition credit facility. We repaid that credit facility with a portion of the net proceeds from our February 2006 mortgage loan.

•	Build on Relationships with Wireless Telephony Carriers. We maintain a consistent and focused dialogue with our wireless telephony carriers in order to fully meet their network needs.

Our Strengths

•	High Quality Communications Sites. As of December 31, 2005, we had 10,961 communications sites, including 10,267 communications sites which we own or which we lease from Sprint under a 32-year prepaid capital lease. Approximately 97% of our communications sites are located in the United States, of which 59% and 73% are located in the 50 and 100 largest metropolitan areas, respectively.

•	Diversified Customer Base with Stable Cash Flows. We have a diversified customer base, which includes over 2,000 customers with over 26,000 tenant leases and has historically provided us with a stable cash flow stream. Our tenants include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters.

•	Tax-Efficient REIT Status. We are organized as a REIT, which enables us to reduce our corporate-level income taxes by making dividend distributions to our stockholders and to pass our capital gains through to our stockholders in the form of capital gains dividends.

Sprint Transaction

On May 26, 2005, we, Sprint and certain Sprint subsidiaries (the ‘‘Sprint Contributors’’), closed on an agreement to contribute, lease and sublease communications sites from Sprint (the ‘‘Agreement to Lease’’). Under the Agreement to Lease, we will lease or operate, for a period of 32 years, 6,553 communications sites and the related towers and assets (collectively, the ‘‘Sprint Towers’’) from newly formed special purpose entities of Sprint (collectively, ‘‘Sprint TowerCo’’), under master leases for which we paid approximately $1.2 billion as prepaid rent (the ‘‘Upfront Rental Payment’’) subject to certain conditions, adjustments and pro-rations (the ‘‘Sprint Transaction’’). Certain Sprint entities lease space on 6,342 of the Sprint Towers (as described below in ‘‘Master Lease’’). We accounted for this transaction as a capital lease in reflection of the substantive similarity to an acquisition.

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

The integration of the 6,553 Sprint Towers into our operations has been a significant undertaking. To manage the Sprint Towers, we added over 100 additional employees, which has added significant costs. We have also incurred a substantial amount of non-recurring integration costs related to the Sprint Transaction totaling $7.1 million during the year ended December 31, 2005.

Master Lease

At the closing of the Sprint Transaction, Sprint TowerCo entered into a Master Lease and Sublease with a wholly owned special purpose entity (the ‘‘Lessee’’) created by us (the ‘‘Master Lease’’). The term of the Master Lease will expire in 2037 and there are no contractual renewal options. Except for the Upfront Rental Payment, the Lessee will not be required to make any further payments to Sprint TowerCo for the right to lease or operate the Sprint Towers during the term of the Master Lease. The Sprint Contributors currently lease the land under substantially all of the Sprint Towers from third parties and the Lessee has assumed all of the Sprint Contributors' obligations that arise under the Sprint Towers ground leases. Additionally, the Lessee is required to pay all costs of operating the Sprint Towers as well as an agreed-upon amount for real and personal property taxes attributable to the Sprint Towers. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, the Lessee will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion.

The Lessee is entitled to all revenues from the Sprint Towers during the term of the Master Lease, including amounts payable under existing Sprint Tower collocation agreements with third parties. In addition, under the Master Lease, Sprint entities that are part of Sprint's wireless division (excluding entities acquired in connection with the Nextel merger and the various Sprint-branded wireless affiliates acquired by Sprint Nextel) have agreed to sublease or otherwise occupy collocation space (the ‘‘Sprint Collocation Agreement’’) at 6,342 of the Sprint Towers for an initial monthly collocation charge of $1,400 per tower (the ‘‘Sprint Collocation Charge’’) for an initial period of ten years. The Sprint Collocation Charge increases each year, beginning January 2006, at a rate equal to the lesser of (i) 3% or (ii) the sum of 2% and the increase in the Consumer Price Index during the prior year. The Sprint collocation charge increased in January 2006 to $1,442. After ten years, Sprint may terminate the Sprint Collocation Agreement at any or all Sprint Towers, provided, however, that if Sprint does not exercise its termination right prior to the end of nine years at a Sprint Tower (effective as of the end of the tenth year), the Sprint Collocation Agreement at that Sprint Tower will continue for a further five-year period. Sprint may, subsequent to the ten-year initial term, terminate the Sprint Collocation Agreement as to any or all Sprint Towers upon the 15th, 20th, 25th, or 30th anniversary of the commencement of the Master Lease.

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

Global Signal guarantees the full and timely payment, performance and observance of all of the terms, provisions, covenants and obligations of the Lessee under the Master Lease up to a maximum aggregate amount of $200.0 million.

Investment Agreement

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement (the ‘‘Investment Agreement’’) with (a) Fortress Investment Fund II LLC, a Delaware limited liability company (‘‘Fortress’’), an affiliate of our largest stockholder, Fortress Investment Holdings LLC; (b) Abrams Capital Partners II, L.P., a Delaware limited partnership, Abrams Capital Partners I, L.P., a Delaware limited partnership, Whitecrest Partners, L.P., a Delaware limited partnership, Abrams Capital International, LTD, a Cayman Island limited liability company and Riva Capital Partners, L.P., a Delaware limited partnership (collectively, ‘‘Abrams’’), affiliates of our third largest stockholder Abrams Capital, LLC and (c) Greenhill Capital Partners, L.P., a Delaware limited partnership, Greenhill Capital Partners (Executive), L.P., a Delaware limited partnership, Greenhill Capital, L.P., a Delaware limited partnership, Greenhill Capital Partners (Cayman), L.P., a Cayman Islands limited partnership, Greenhill Capital Partners (Employees) II, L.P., a Delaware limited partnership (collectively, ‘‘Greenhill’’, and together with Fortress and Abrams, the ‘‘Investors’’, and each individually, an ‘‘Investor’’), our second largest stockholder and certain of its affiliates.

Under the Investment Agreement, the Investors committed to purchase, at the closing of the Sprint Transaction, up to $500.0 million of our common stock at a price of $25.50 per share. Under the provisions of the Investment Agreement, the commitment was automatically reduced by $250.0 million to $250.0 million by (1) the $183.4 million of net proceeds we received in a public equity offering we completed on May 9, 2005, as described below in ‘‘Common Stock Offerings’’, and (2) $100.0, million the amount by which our $850.0 million Bridge Loan Financing exceeded $750.0 million, provided that the Investors' aggregate commitment could not be reduced below $250.0 million. Pursuant to the terms of the Investment Agreement, each of Fortress, Abrams and Greenhill purchased such number of shares of common stock equal to 48%, 32% and 20%, respectively, of the 9,803,922 shares of common stock purchased under the Investment Agreement. The purchase of the shares by the Investors was conditioned upon the occurrence of the closing of the Sprint Transaction, and closed simultaneously with the Sprint Transaction. The issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the ‘‘Securities Act’’).

Bridge Financing

On May 26, 2005, at the closing of the Sprint Transaction, we executed the $850.0 million bridge loan financing with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. The borrower was a newly created entity, Global Signal Acquisitions II LLC, under our indirect control, which owns 100% of our interest in the Sprint Towers. The loan was secured by, among other things, the ownership interests in the borrower, the borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan had an initial term of 12 months, and, subject to compliance with certain conditions, two six-month extensions at our option. The loan bore interest at 30-day LIBOR plus 1.50% and we paid an origination fee of 0.375% of the $850.0 million loan amount. The loan contained customary events of default. On February 28, 2006, we repaid and terminated this loan with a portion of the net proceeds from the February 2006 mortgage loan, as described below in ‘‘Other Financings’’.

Revolving Credit Agreement

On February 9, 2005 and on April 15, 2005, Global Signal Operating Partnership (‘‘Global Signal OP’’) amended and restated its Revolving Credit Agreement (as further described below in ‘‘Other Financings’’) to provide an additional $50.0 million term loan and a $25.0 million multi-draw term loan to be used in connection with the Sprint Transaction. On February 14, 2005, the amount of the $50.0 million term loan was posted as a deposit as required by the Agreement to Lease. A portion of the $25.0 multi-draw term loan was used for fees and expenses incurred in connection with the Sprint Transaction. Interest on these term loans was payable at our option of either the London InterBank Offered Rate, or LIBOR, plus 1.75%, or the bank's base rate plus 0.75%. On May 9, 2005, we prepaid and terminated both term loans with proceeds from our May 9, 2005 public equity issuance.

Other Acquisitions

In addition to the towers we acquired from Sprint, the table below is a summary of the acquisitions we have completed over the past three years.

Year of Acquisition	No. of Acquired Communication Sites	No. of Acquired Fee Interests or Long-Term Easements Under Owned Towers(1)	Aggregate Purchase Price, Including Fees & Expenses ($ millions)
2005(2)	556	168	$210.2
2004	862	75	365.9
2003	67	—	26.8
Total	1,485	243	$602.9

(1)	Represents the number of fee interests and permanent or long-term easements we acquired where we previously had a leasehold interest under our owned towers.

(2)	Excludes communications sites acquired from Sprint in May 2005. See ‘‘Sprint Transaction’’ for detail description.

The table below is a summary of our acquisitions other than Sprint with a total purchase price over $50.0 million that occurred through December 31, 2005 as part of our acquisition program that started in December 2003:

Seller	Acquisition Closing Date(s)	Number of Acquired Communications Sites	Purchase Price, Including Fees & Expenses ($ millions)	% of Revenues from Investment Grade or Wireless Telephony Tenants(1)	Primary Site Locations
Triton PCS Holdings, Inc.	June 30, July 28, and October 20, 2005	167	$53.4	99.2%	North Carolina, South Carolina and Georgia
Lattice Communications, LLC	October 2004 thru June 2005	237	$116.2	91.9%	Indiana, Ohio, Alabama, Kansas and Georgia
GoldenState Towers LLC(2)	November 11, 2004	214	$64.8	98.2%	California, Oregon, Idaho, Washington, Nevada and Arizona
Tower Ventures III, LLC(2)	June 30, 2004	97	$53.0	99.6%	Tennessee, Mississippi, Missouri and Arkansas

(1)	As of the time of acquisition.

(2)	Acquisition of the membership interests of the named entity, which owns the towers.

As of December 31, 2005, we had executed definitive agreements to acquire an additional 12 communications sites and to acquire an additional 140 fee interest or permanent or long-term easements under our communication towers, for an aggregate purchase price of approximately $25.1 million, including estimated fees and expenses. These pending acquisitions are subject to customary closing conditions for real estate transactions of this type and may not be successfully completed. During the first quarter of 2006, we were in the process of performing due diligence on these towers and closing such transactions. We believe the towers we acquired, or have contracted to acquire, are in locations where there are opportunities for organic growth, and that these towers generally have additional capacity to accommodate new tenants. In addition, we believe investing in the real estate under our towers enables us to achieve attractive returns on our capital and eliminates the renewal risk associated with our ground leases at the end of the final contracted term.

Common Stock Offerings

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

May 2005 Offering

On May 9, 2005, we sold an additional 6,325,000 shares of our common stock, in an underwritten public offering at an offering price of $30.70 per share, and generated proceeds of $183.4 million, net of underwriters' discounts and commissions, and expenses. We used a portion of the net proceeds to repay

$55.0 million of outstanding borrowings on the term loans under our Revolving Credit Agreement. In addition, we used approximately $82.0 million to finance a portion of the Upfront Rental Payment paid in connection with the Sprint Transaction and the remaining $46.4 million was used for working capital and other general corporate purposes including acquisitions.

Investment Agreement

On May 26, 2005, in conjunction with the closing of the Sprint Transaction, we sold the Investors 9,803,922 shares of common stock at a price of $25.50 per share, or a total purchase price of $250.0 million. The proceeds were used to fund in part the Upfront Rental Payment paid in connection with the Sprint Transaction. The issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

Other Financings

February 2006 Mortgage Loan

On February 28, 2006, three of our wholly owned subsidiaries, Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC (and its 13 subsidiaries), borrowed $1.55 billion under three mortgage loans made payable to a newly created trust that issued $1.55 billion in commercial mortgage pass-through certificates, which we refer to as the February 2006 mortgage loan, to provide fixed-rate financing for the Sprint Towers and for other communications sites we acquired since April 2005, and to refinance the February 2004 mortgage loan. The proceeds of the February 2006 mortgage loan were used to repay $850.0 million of then-outstanding borrowings on our bridge loan, to repay $402.7 million of the then-outstanding borrowings under the February 2004 mortgage loan, to repay $151.8 million of the then-outstanding borrowings under the Acquisition Credit Facility and to provide $145.5 million to (i) pay expenses relating to the February 2006 mortgage loan, (ii) to fund impositions and other reserves related to the February 2006 Mortgage Loan, (iii) to pay prepayment penalties associated with the February 2004 Mortgage Loan ($7.0 million) and (iv) to provide funds for working capital and general corporate purposes, including potential future acquisitions. The weighted average interest rate we pay the trust is approximately 5.7%. The February 2006 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and a first priority lien on the assets of the three borrowers and their subsidiaries.

Revolving Credit Agreement

On December 1, 2005, Global Signal OP amended and restated its 364-day $15.0 million Revolving Credit Agreement (originally dated December 3, 2004) with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to extend the term an additional 364 days, expiring December 1, 2006. On February 28, 2006, Global Signal OP also amended certain related ancillary documentations to amend certain covenants. As of December 31, 2005, there was no balance outstanding under the Revolving Credit Agreement. Interest on this credit facility is payable at Global Signal OP's option, of either LIBOR plus 3.0%, or the bank's base rate plus 2.0%. The Revolving Credit Agreement and the related ancillary documentation contain covenants and restrictions customary for a facility of this type, including a limitation on our consolidated indebtedness at $1.875 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to a ratio of 7.65 to 1.0. The credit facility continues to be guaranteed by us, our subsidiary Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP and a pledge by us of 65% of our interest in our Canadian subsidiary. As of December 31, 2005, the pledged interests in the United Kingdom and Canadian subsidiaries collectively constituted less than 1.0% of our total assets' book value. On May 9, 2005, as a result of completing our equity offering, amounts available under the Revolving credit facility of the Revolving Credit Agreement were reduced from $20.0 million to $15.0 million. The Revolving Credit Facility was also previously amended to provide for term loans, which have been repaid, as more fully described previously in ‘‘Sprint Transaction’’.

December 2004 Mortgage Loan

On December 7, 2004, our wholly owned subsidiary, Pinnacle Towers Acquisition Holdings LLC, and five of its direct and indirect subsidiaries borrowed approximately $293.8 million under a mortgage loan made payable to a newly formed trust that issued approximately $293.8 million in fixed-rate commercial mortgage pass-through certificates (the ‘‘December 2004 mortgage loan’’), to provide fixed-rate financing for the communications sites we acquired from December 2003 through April 2005. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account used to acquire additional qualifying communications sites from December 2004 through April 2005. The acquisition reserve account was fully invested as of April 2005. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009. The weighted average interest rate on the seven tranches of certificates comprising the December 2004 mortgage loan is approximately 4.7%. The December 2004 mortgage loan is secured by mortgages, deeds of trust, deeds to secure debt and first priority liens on substantially all of Pinnacle Towers Acquisition Holdings LLC's tangible assets and its interest in the five subsidiaries.

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC (‘‘Global Signal Acquisitions’’), entered into a 364-day $200.0 million credit facility, which we refer to as the ‘‘Acquisition Credit Facility’’, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility was guaranteed by Global Signal OP and certain subsidiaries of Global Signal Acquisitions. Moreover, it was secured by substantially all of Global Signal Acquisitions' tangible and intangible assets and by a pledge of Global Signal OP's equity interest in Global Signal Acquisitions. In addition, on May 16, 2005, we entered into a guarantee agreement with respect to the acquisition credit facility, secured by a pledge of our equity interest in Global Signal OP. On February 28, 2006, we repaid the outstanding balance of $151.8 million and terminated this loan with a portion of the net proceeds from the February 2006 mortgage loan.

February 2004 Mortgage Loan

On February 5, 2004, our then-largest operating subsidiary, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time), and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan made payable to a trust, which we refer to as the February 2004 mortgage loan. The trust simultaneously issued $418.0 million in commercial mortgage pass-through certificates with terms that correspond to the February 2004 mortgage loan. The net proceeds from the February 2004 mortgage loan were used primarily to repay the $234.4 million of then-outstanding borrowings under our old credit facility and to fund a $142.2 million one-time special distribution to our stockholders that represented a return of capital, including $113.8 million to Fortress and Greenhill. The February 2004 mortgage loan was secured by mortgages, deeds of trust and deeds to secure debt creating first priority mortgage liens on assets of Pinnacle Towers LLC and its interest in the 13 subsidiaries. On February 28, 2006, we repaid the outstanding balance of $402.7 million and, as required under the February 2004 mortgage loan, we paid a prepayment penalty of $7.0 million, with a portion of the proceeds from the February 2006 mortgage loan.

Communications Sites

As of December 31, 2005, we owned, leased or managed a total of 10,961 communications sites, including 10,679 located in the United States, 149 located in Canada and 133 located in the United Kingdom. Our towers and other communication sites are geographically diversified. The table below presents the concentration by location of our owned, leased and managed communications sites at December 31, 2005:

Geographic Concentrations

Location	Total Number of Communications Sites
Texas	1,154
California	986
Ohio	639
Florida	598
Georgia	544
Illinois	507
Tennessee	404
North Carolina	397
Alabama	378
Indiana	365
Other states	4,707
Total United States	10,679
Canada	149
United Kingdom	133
Total	10,961

Tenant Leases

As of December 31, 2005, we had over 26,000 tenant leases with over 2,000 different customers. The average length of our tenant leases, excluding renewal options, is approximately 6.4 years, and the average remaining life from December 31, 2005, until the next renewal is approximately 4.5 years. The following table sets forth information related to expirations of our tenant leases as of December 31, 2005:

Tenant Lease Expiration

Year of Expiration	Number of Tenant Leases as of December 31, 2005	Revenues for the Year Ended December 31, 2005 ($ thousands)
Month-to-month and year-to-year	1,544	$24,851
2006	4,547	56,239
2007	2,735	39,566
2008	3,388	49,175
2009	3,035	50,994
2010	4,173	54,365
2011	122	2,278
2012	51	1,134
2013	169	3,713
2014	133	3,500
Thereafter	6,700	76,038

Customers

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of December 31, 2005, we had an aggregate of more than 26,000 leases on our communications sites with over 2,000 customers. Some of our customers consist of large service providers that operate at multiple sites in multiple segments of the communications services industries while others consist of small service providers or users that deploy a single type of wireless technology at a single site.

For the year ended December 31, 2005, our largest customer, Sprint Nextel, after giving effect to Sprint's acquisition of Nextel, and three Sprint-branded affiliates acquired in 2005, represented 31.1% of our total revenues, and our second largest customer, Cingular, after giving effect to the merger with AT&T Wireless, represented 14.9% of our total revenues. No other customer contributed 10% or more of our total revenues for this period.

The following table presents information with respect to our tenant leases by the five customer technology categories we track:

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004
Tenant Technology Type	Revenues ($ thousands)	% of Total Revenues	Revenues ($ thousands)	% of Total Revenues
Telephony	$266,380	72.4%	$82,967	46.0%
Mobile radio	45,876	12.5	40,736	22.6
Paging	33,289	9.0	35,934	19.9
Broadcast	14,652	4.0	13,550	7.5
Wireless data and other	7,923	2.1	7,110	4.0
Total	$368,120	100.0%	$180,297	100.0%

Our largest customer group by revenues is providers of wireless telephony services, which contributed 72.4% and 46.0% of our revenues for the years ended December 31, 2005 and 2004, respectively. Eight of our ten largest customers are primarily engaged in this business. Our largest telephony tenants are Sprint Nextel, Cingular, T-Mobile and Verizon Wireless. These tenants' telephony revenues collectively accounted for approximately 59.8% and 37.3% of our total revenues for the years ended December 31, 2005 and 2004, respectively. We expect industry trends, including the increasing use of wireless voice and data communications services and the infrastructure requirements necessary to deploy current and future generations of communications technologies, to drive the addition of new wireless telephony tenant leases on our towers.

The second largest customer group consists of wireless communication providers of mobile radio transmission services. Mobile radio companies provide two-way land radio communication services typically used in dispatch applications by public agencies and businesses whose day-to-day operations depend on communications with a wide variety of personnel at diverse remote locations within a geographic area. We have approximately 4,000 mobile radio leases with a wide variety of customers including federal, state and local government agencies, such as the FBI and local police and fire departments, and businesses such as utility, construction, courier, taxicab and private transportation companies. For the years ended December 31, 2005 and 2004, 26.5% and 27.9%, respectively, of our total mobile radio revenues were generated by federal, state and local government entities. While some of the traditional users of mobile radio networks have transitioned and, we expect, will continue to switch to public wireless telephony networks, we believe that the low cost of a private network will result in continued demand by many of our mobile radio customers.

Our third largest customer group consists of customers from the paging industry. In recent years, the number of subscribers to paging services has decreased significantly, and is expected to continue to decrease, due to competition from mobile telephony carriers. However, paging devices are generally less expensive and paging networks provide better underground and in-building coverage than mobile telephony. Paging operators expect paging to remain a viable service to a niche market sector consisting mainly of commercial customers such as medical and emergency personnel and large industrial companies. Our largest paging customer is USA Mobility, which contributed 70.2% of our paging revenues and 6.4% of our overall revenues for the year ended December 31, 2005.

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

Our smallest customer group consists of wireless data and other communications services and includes companies such as Motient, which operates a two-way messaging network, wireless internet service providers such as Clearwire, and wireless back haul service providers such as Fiber Tower.

Over the last few years, the relative revenue contributions to us from different types of our customers' wireless technologies have changed substantially. Specifically, the percentage of our revenues coming from the wireless telephony providers has grown to 78.8% of revenues for the three months ended December 31, 2005, from 40.5% of revenues for the three months ended December 31, 2003, while the percentage of revenues coming from mobile radio and paging has decreased to 9.5% and 6.5%, respectively, for the three months ended December 31, 2005, from 25.9% and 21.5%, respectively, for the three months ended December 31, 2003. We believe that as we continue to execute our strategy, we will continue to increase the relative percentage of telephony revenues and, as a result, decrease the relative percentage of paging and mobile radio revenues over the next several years.

The following table presents information with respect to our revenue mix by our five customer technology categories for the three months ended December 31, 2005, 2004 and 2003:

Percent of Revenues by Tenant Technology Type

	Percent of Revenues for the Three Months Ended December 31,
Tenant Technology Type	2005	2004	2003
Telephony	78.8%	49.7%	40.5%
Mobile radio	9.5	21.8	25.9
Paging	6.5	18.5	21.5
Broadcast	3.4	6.8	7.3
Wireless data and other	1.8	3.2	4.8
Total	100.0%	100.0%	100.0%

Revenues originating from operations based in the United States were $364.1 million, $176.3 million and $159.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues originating from operations based outside the United States were $4.0 million, $4.0 million and $4.4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Our Employees

As of December 31, 2005, we had approximately 293 full-time employees, of which 236 work in our Sarasota, Florida headquarters office. All of our employees are employed by our subsidiary, Global Signal Services LLC (‘‘GS Services’’). None of our employees are unionized, and we consider our relationship with our employees to be good.

Operations

We have a management team that includes individuals with substantial experience in the operation of wireless companies in general and tower companies in particular. Our management team is highly focused on strengthening our business through the execution of our strategy. Our day-to-day operations are managed through five primary functional areas, which coordinate as a team to focus on enhancing customer service and improving operations and results. These five areas are as follows:

Tower Leasing and Collocations

Our tower leasing and collocations group had a total of 49 people as of December 31, 2005, and is segmented into a broadband team that focuses on telephony customers and a narrowband team that focuses on mobile radio including government, paging and data customers. Our broadband tower leasing team is geographically organized with certain employees also being assigned major customer coordination responsibilities. Our narrowband tower leasing representatives are also geographically focused with each employee being assigned to several large customers. Our tower leasing employees are supported by a centrally located staff of collocation project managers that manage the process of turning customer applications into tenant leases. Our collocation project managers are assigned to and work as a team with our sales representatives. Our collocations team supports our sales and marketing team by ensuring that our customers can rapidly deploy their equipment with minimal operational issues.

Acquisitions

Our acquisitions team focuses on sourcing, valuing and executing tower acquisitions and new tower capital deployment. In addition, our acquisitions team solicits our ground lessors and seeks to acquire a fee or permanent or long-term easements under our towers located on leased land. They work closely with the other major areas of operations to ensure that there is a cohesive effort towards growth and that new tower additions are integrated seamlessly into operations. Our acquisitions team also periodically evaluates new tower build opportunities. Our acquisitions team generally sources, evaluates and executes our acquisition opportunities directly. We may use the services of a broker in circumstances where it is economically appropriate and where the broker brings specific local knowledge. However, we currently expect to continue to rely on our internal team for the majority of our acquisition sourcing, valuation and execution functions. As of December 31, 2005, the acquisitions team had a total of 23 people.

Property Management and Site Operations

Our property management and site operations team is responsible for maintaining our communications sites. This includes site management, ongoing monitoring, regulatory compliance and site maintenance. Our property management and site operations include field portfolio support personnel who are assigned a territory of communications sites and are responsible for the overall maintenance and upkeep of our sites including working with our collocations team to ensure that customers install their equipment in accordance with the site lease. Our site operational team also has the responsibility to ensure that all sites comply with Federal Aviation Administration (‘‘FAA’’) and Federal Communication Commission (‘‘FCC’’) regulations, and other local requirements. As of December 31, 2005, this team had a total of 109 people.

Contracts Administration

Our contracts administration team manages the tenant, ground lease and managed site contractual relationships on our sites. They are responsible for the renewal and renegotiation of these contracts, and the accurate maintenance of our tenant and site agreement database. Our contract administration team also works with our finance, treasury and legal groups to routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. This team also works closely with our sales and marketing team on structuring major customer leases and with our accounting department in dealing with customers that are having financial difficulties. As of December 31, 2005, our contracts administration team had 45 people.

Administration and Support

Our administration and support area includes our accounting, legal, finance, treasury, human resources and information systems teams. These teams support our sales and marketing, acquisitions and new builds, property management and site operations, and contracts administration teams. As of December 31, 2005, this team had a total of 71 people.

Insurance

We maintain property and casualty insurance and commercial general liability coverage in levels and amounts customary for the industry. Although we believe our properties are adequately covered by insurance, there can be no assurance that the amount of insurance obtained will be sufficient to cover damages caused by any event, or that such insurance will be commercially available in the future.

Competition

Our principal competitors include other tower companies that operate nationally or regionally; communications service providers that own towers and communications site facilities and lease space at those sites to other communications companies; smaller companies and individuals that own and/or operate towers in one or more local geographic areas; real estate owners, utilities, other companies that provide alternative site structures (building rooftops, billboards, water tanks, utility poles and other structures) upon which communications equipment may be installed; and companies that acquire lease hold interests in land underneath our towers.

Among tower companies that operate nationally or regionally, our principal competitors include publicly held American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation, as well as AAT Communications Corporation and Global Tower Partners, which are privately held. Among acquisition companies focused on acquiring real estate interest under towers, our principal competitors are Unison and Wireless Capital Partners, both of which are privately held.

We believe that tower location and capacity, price, quality of service and population density within a geographic market historically have been, and will continue to be, the most significant competitive factors affecting our site operations business. We also compete against other technologies for transmission of telecommunications and video services, including fiber optic and satellite systems.

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

Tower owners are required to register all antenna structures over 200 feet and those near public and military airports with the FCC. The FCC will not authorize the operation of communications antennas on new towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless it has received all necessary clearances from the FAA.

Owners of towers on which communications antennas are located have an obligation to maintain marking and lighting to conform to FCC standards. Tower owners also bear the responsibility of notifying the nearest FAA Flight Service Station, or FSS, of any tower lighting failures. Once repairs to any tower lighting outage have been made, the owner must notify the FSS when the tower is back in service. We operate a network operations center 24 hours a day, 365 days per year, to monitor the lighting on our towers. In certain remote locations and in other specific circumstances, we use contractors to provide these services but we may remain liable for the acts and omissions of these contractors. We generally indemnify our customers against any failure by us or our agents to comply with applicable standards.

Failure to comply with applicable registration, marking and lighting requirements (including failure as a result of acts or omissions of our contractors, which may be beyond our control) may result in the issuance of a Notice of Violation, possible monetary penalties or other enforcement action by the FCC, as well as civil penalties, contractual liability and/or tort liability.

We hold a number of FCC licenses for our own communications needs in connection with our tower operations. These licenses cover private operational fixed microwave facilities and private land mobile voice communications. These licenses typically have ten-year terms and are subject to renewal by the FCC. Additionally, any substantial change in ownership of the licensees, including a transfer of control of the Company, may require prior FCC approval. In addition, notification to the FCC is required for changes in tower ownership.

Wireless service providers comprise our primary existing and potential customers. Their activities are subject to FCC regulations, including regulations designed to promote universal service and public safety, and to maximize the efficient use of spectrum. Several FCC decisions, including an FCC order in 2001 eliminating certain rules limiting spectrum ownership in any geographic area for commercial mobile radio services (CMRS), have made consolidation in the wireless industry easier and more likely. Instead of using a spectrum cap, the FCC opted to analyze transactions involving mobile telephony service providers on a case-by-case basis. In the decision approving the merger of Cingular and AT&T Wireless in February 2003, the FCC permitted consolidation of wireless carriers in excess of its prior limitation on spectrum ownership. In November 2002, the FCC's Spectrum Policy Task Force issued a report containing a number of specific recommendations for spectrum policy reform, including market-oriented spectrum rights, increased access to spectrum and new interference protections. Subsequently, in May and October of 2003 and September of 2004, the FCC adopted and proceeded to implement new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Additionally, in November 2003, the FCC made additional spectrum available for unlicensed use. In September 2004, the FCC adopted amendments to its spectrum regulations in order to promote the deployment of spectrum-based services in rural America, allowing carriers to use higher power levels at base stations in certain rural areas. In August 2004, the FCC took steps to remedy the interference caused by CMRS operators on public safety operations in the 800 MHz band and provided for the relocation of various CMRS and private mobile service operators in the 800 and 1900 MHz bands. In August 2005, the FCC consented to the merger of Sprint and Nextel and, in July 2005, they consented, with conditions, to the acquisition of Western Wireless by Alltel. Any further industry consolidation or system modifications could decrease the demand for our sites, which in turn may result in a reduction in our revenues. We cannot predict with certainty the effect these modifications and proposals will have on our business or results of operations.

The Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve the authority of state and local governments over zoning and land use matters concerning the construction, modification and placement of towers used for personal wireless services, except in limited circumstances. The Telecommunications Act prohibits state or local restrictions on such towers based on the environmental effects of radio frequency emissions from antennas, provided the facilities comply with FCC emission regulations. In addition, the Telecommunications Act provides a mechanism for judicial relief from zoning decisions pertaining to such towers that fail to comply with certain provisions of the Telecommunications Act. For example, the Telecommunications Act prohibits any state or local government action that would (1) discriminate between different communications providers or (2) ban altogether the construction, modification or placement of personal wireless services towers. The Telecommunications Act requires the Federal government to establish procedures to make available on a fair and nondiscriminatory basis rights-of-way and easements under Federal control for the placement of new wireless telecommunications services. This may require that Federal agencies and departments work directly with licensees to make Federal property available for tower facilities.

Under the National Historic Preservation Act of 1966, the FCC has been required to consider the impact of the actions it authorizes on historic properties, including the construction of towers and other communications facilities. In October 2004, the FCC released a Report and Order adopting the provisions of a Nationwide Programmatic Agreement between the FCC, the Advisory Council on Historic Preservation and the National Conference of State Historic Preservation Officers designed to clarify and streamline the review process for the siting of towers and other communications facilities on or near historic properties. Additionally, in October 2004, the FCC and certain Indian tribes entered into an agreement reflecting voluntary ‘‘best practices’’ with respect to tower siting and construction and the preservation of religious and historic properties. While these recent actions are intended to make the siting of towers more efficient and less expensive, we cannot predict with certainty the actual effect these recent actions will have on our business or results of operations.

In 1996, Congress authorized the FCC to assign a second channel to every eligible television station licensee to begin the process of converting over the air television signals from analog to digital. In 2005, Congress mandated that the transition to digital television would end by February 17, 2009. After assigning the new DTV channels in 1996 and 1997, the FCC imposed certain DTV build-out deadlines on both commercial and non-commercial stations, ranging from May 1, 1999, to May 1, 2003, although the Commission approved hundreds of DTV construction extensions on a case-by-case basis. According to the FCC, a total of 1,722 DTV stations were on the air as of February 1, 2006, representing over 90 percent of the DTV channels awarded. 705 of these stations (nearly 41%) were operating under a Special Temporary Authority (STA) with very low power levels. In September 2004, the FCC released a Report and Order establishing full power DTV build-out deadlines in July 2005 and 2006. These full power DTV build-out deadlines could increase the demand for broadcast towers. Congress and/or the FCC may take further actions regarding the transition to DTV and return of the broadcasters' analog spectrum. We cannot predict the nature or timing of any such actions or their effects on our business or results of operations.

Local Regulations

Local regulations include city, county and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials prior to tower construction and prior to modifications of towers, including installation of equipment for new customers. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers. Companies owning or seeking to build or modify towers have encountered an array of obstacles arising from state and local regulation of tower site construction and modification, including environmental assessments, fall radius assessments, marking and lighting requirements and concerns about interference with other electronic devices. The delays resulting from the administration of such restrictions can last for several months and, when appeals are involved, can take several years. Further, on existing towers, underlying zoning ordinances are subject to change, which may either prohibit the addition of new antennas or require the obtaining of new permits to add antennas. Additionally, in some instances a change in the underlying zoning can cause a tower site to become a ‘‘non-conforming’’ use. When this happens, the tower cannot be replaced, or substantially repaired or modified, without obtaining approval from the local government. In some cases, this approval may take substantial legal efforts to obtain. Such a change in zoning can materially affect our ability to add tenants, or to rebuild or modify a tower, and grow the revenues of any affected tower.

Environmental Regulations

Registration or licensing of a tower requires an environmental review under the National Environmental Policy Act (‘‘NEPA’’), which requires federal agencies to consider the environmental impacts of decisions that could be considered ‘‘major federal actions.’’ The FCC has issued regulations implementing its NEPA obligations, as well as those arising under the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of the proposed activity (for example, constructing a tower) prior to commencing with the activity. If certain regulatory criteria are met regarding the location and potential impacts of the activity (for example, impact to wetlands), the applicant will be required to prepare and file an environmental assessment with the FCC for its review. Under these regulations, interested parties may petition the FCC to require an environmental assessment and the FCC must consider such petitions in determining whether the applicant must prepare an environmental assessment. If an environmental assessment is required, then the FCC will treat the proposed activity as a ‘‘major action’’ that may have significant environmental impact. The FCC would then initiate a review procedure, providing further opportunity for public comment. This review process will culminate in either a finding of no significant impact or a finding of significant impact. In the event the FCC determines that a proposed tower would have a significant environmental impact, the FCC would be required to prepare an environmental impact statement. Section 106 of the National Historic Preservation Act (‘NHPA') requires consideration of historic preservation, such as ‘‘introduction of visual impact’’, and can result in the necessity for consultation with the State Historical Preservation Office (‘‘SHPO’’). Although rare, the SHPO can mandate mitigation or complete removal of the tower, which may result in material environmental liabilities. The environmental review process mandated by NEPA and the FCC regulations that implement that process can be costly and may cause significant delays in the registration of a particular tower or collocation of an antenna. Various environmental interest groups routinely petition the FCC to deny applications to register new or modify existing towers, further complicating the registration process and potentially increasing expenses and delays.

In September 2003, the FCC released a final Notice of Inquiry requesting comments and information on the potential impact of communications towers on migratory birds. On December 14, 2004, the FCC released a public notice inviting comment on the analysis and report provided by its environmental consultant regarding the relationship of towers and avian mortality. Certain petitioners have filed a petition for a writ of mandamus from ‘‘unreasonable’’ agency action delays by the FCC. Current studies being conducted by the University of Central Michigan, the U.S. Coast Guard and others will provide further information within the next year or two that will be used by the FCC in assessing the issues. Any changes to FCC rules that come from this proceeding, as well as changes resulting from other potential rulemakings and future study results, depending on the outcome, could have a material adverse effect on our business, financial condition or results of operations.

With our current tower operations, we own a limited number of underground diesel storage tanks, which are used to fuel emergency power generators. A small number of our tenants utilize transmission and other operating equipment that by their nature contain hazardous materials, such as lead acid batteries and diesel storage tanks for power generation and glycol coolant. Accordingly, in addition to the FCC's environmental regulations, we are subject to various other federal, state and local health, safety and environmental laws and regulations governing, among other things, the use, handling, storage and disposal of regulated substances. These laws may require the investigation and remediation of any contamination at facilities that we own or operate (or previously owned or operated), or at third-party waste disposal sites at which our waste materials have been disposed. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. The cost of investigating and remediating any contamination and complying with those laws as they are currently in effect is not expected to be material to our financial condition or results of operations.

We previously owned five wire line telephony collocation facilities, which were sold in 2001 and 2002. These facilities contained one or more of the following: tanks for the storage of diesel fuel, asbestos containing building materials and/or significant quantities of lead acid batteries to provide back-up power generation and uninterrupted operation of our customers' equipment. The presence of these items may require environmental permitting, record keeping and reporting obligations such as the development of fuel spill prevention plans and the submission of community right-to-know reports. In addition, although we have no knowledge of such, it is conceivable that these systems may have been subject to leaks or spills that have not been remediated. We remain potentially liable for contamination of the facilities, if any, and for the waste materials generated at the facilities and transported to disposal sites, if any, and for any non-compliance with environmental laws, if any, that occurred during our ownership or operation of the facilities.

Although, based on currently known information, we believe that we have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws,

responding to petitions filed by environmental interest groups or other activists, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations. See ‘‘Risk Factors—Risks Relating to Our Business.’’ The failure of our communications sites to comply with environmental laws could result in liability and claims for damages that could result in a significant increase in the cost of operating our business.

REIT Status

We have elected to be treated as a REIT for federal income tax purposes. A REIT is generally not subject to federal corporate income taxes on that portion of its ordinary income or capital gain for a taxable year that is distributed to stockholders within such year. To qualify and remain qualified as a REIT, we are required on a continuing basis to satisfy numerous, detailed requirements pertaining, but not limited to, our organization, sources and amounts of income, level of distributions, assets owned and diversity of stock ownership. Among the numerous requirements that must be satisfied with respect to each taxable year in order to qualify, and remain qualified as such, are the requirements that a REIT must generally:

•	distribute to stockholders 90% of its taxable income computed without regard to net capital gains and deductions for distributions to stockholders and 90% of certain foreclosure income;

•	maintain at least 75% of the value of its total assets in real estate assets (generally real property and interests therein), cash, cash items and government securities;

•	derive at least 75% of its gross income from investments in real property or mortgages on real property;

•	derive at least 95% of its gross income from real property investments described above and from dividends, interest and gain from the sale or disposition of stock and securities and certain other types of gross income;

•	not have any accumulated ‘‘earnings and profits’’ attributable to a non-REIT year as of the close of any taxable year, including for this purpose any such accumulated ‘‘earnings and profits’’ carried over or deemed carried over from a C corporation;

•	as of the end of each calendar quarter, not own securities of any single issuer which possess greater than 10% of the total voting power or total value of the outstanding securities of such issuer, unless such other issuer is itself a REIT or is either a ‘‘qualified REIT subsidiary’’ or a ‘‘taxable REIT subsidiary’’ with respect to the REIT owning such securities; and

•	as of the end of each calendar quarter, not own securities of ‘‘taxable REIT subsidiaries’’ which collectively constitute in excess of 20% of the total assets of the REIT and not own securities of any single issuer other than a ‘‘qualified REIT subsidiary’’ or a ‘‘taxable REIT subsidiary’’ which have an aggregate value in excess of 5% of the value of the total assets of such REIT.

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

Under the prearranged plan of reorganization, Fortress and Greenhill purchased 22,526,598 shares of our common stock for an aggregate purchase price of $112.6 million and elected to receive an additional

9,040,166 shares of common stock in lieu of $45.2 million of cash for the 10% Senior Notes due 2008, or ‘‘Senior Notes,’’ they held, making their total investment in us in connection with the reorganization $157.8 million. Other senior noteholders entitled to receive $47.2 million of cash elected to receive 9,433,236 shares of common stock in lieu of cash, making the total equity investment $205.0 million. Since our reorganization, Fortress and Greenhill have increased their holding of our common stock through the purchase of shares and exercise of warrants and options for a net increase totaling 9,252,293 of common stock for an aggregate purchase price of $199.8 million. In addition, over this period, Fortress and Greenhill have received distributions representing a return of capital totaling $167.2 million comprised of a special distribution on February 5, 2004, and returns of capital related to their portion of our ordinary dividends to the extent the dividends exceeded accumulated earnings.

Under the plan, we satisfied $325.0 million of indebtedness related to our Senior Notes for $21.6 million in cash and 18,473,402 shares of our common stock valued at $92.4 million, and satisfied $187.5 million of indebtedness related to our 5.5% convertible notes due 2007 (‘‘Convertible Notes’’) for $1.0 million in cash and warrants to purchase 820,000 shares of our common stock. In total $404.8 million, including $7.3 million of accrued interest was discharged under the reorganization. Under the plan, our then existing senior credit facility lenders were paid approximately $93.0 million in cash, with the balance of the full amount owed to them incorporated into an amended and restated credit facility comprising a three-year secured term loan of $275.0 million. In addition, certain of these lenders provided a secured revolving credit facility of $30.0 million. We refer to the term loan and revolving credit facility, collectively, as our old credit facility. The plan was confirmed by the bankruptcy court on October 9, 2002, and we exited bankruptcy in November 2002 with Fortress as our controlling stockholder. On February 5, 2004, the old credit facility was repaid in full and terminated.

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

On June 2, 2004, we completed our initial public offering through the issuance of 8,050,000 shares of our common stock at $18.00 per share of common stock. On May 26, 2005, we, Sprint Corporation (a predecessor of Sprint Nextel Corporation), or ‘‘Sprint’’, and the Sprint Contributors consummated an agreement whereby we are leasing or otherwise operating 6,553 communications tower sites and the related towers and assets. The consummation of the Sprint Transaction has substantially increased the size and scope of our operations. As of December 31, 2005, we owned, managed or leased 10,961 communications sites, and we believe we are the third largest communications tower operator in North America based on number of towers owned, managed or leased.

As of May 11, 2004, we completed our formation of an UPREIT structure whereby we own substantially all of our assets and conduct our operations through an operating partnership, Global Signal OP. Global Signal Inc. is the special limited partner of Global Signal OP. Global Signal GP LLC, our wholly-owned subsidiary, is the managing general partner and as such, has the exclusive power to manage and conduct the business of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP. The partnership agreement of Global Signal OP provides that it distribute cash flows from its operations to its limited partners and the managing general partner in accordance with their relative percentage interests. The distributions that we receive from Global Signal OP will, among other things, enable us to make dividend distributions to our stockholders. We believe that the UPREIT structure provides flexibility by enabling us to execute certain acquisitions more effectively by giving tax advantages to transferees who accept partnership units in the UPREIT as payment.

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

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in this Annual Report on Form 10-K and the reports that we file with the SEC, together with the other information we include or incorporate by reference in this Annual Report on Form 10-K. In connection with the forward-looking statements that appear in this Annual Report you should also carefully review the cautionary statement referred to under ‘‘Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995’’.

Risks Relating to Our Business

We emerged from Chapter 11 bankruptcy reorganization in November 2002, have a history of losses and do not expect to have net income in the near future.

We emerged from Chapter 11 bankruptcy reorganization in November 2002, have a history of losses and do not expect to have positive net income in the near future due to the increased interest expense and non-cash depreciation, amortization and accretion that we are generating in connection with the Sprint Transaction and other tower acquisitions, and their respective financings. Prior to our emergence from bankruptcy, we were unable to meet our financial obligations due primarily to (1) our highly leveraged capital structure, (2) the non-strategic acquisition of assets we have subsequently disposed of that were unrelated to our core tower business and (3) the inability of our former management to efficiently integrate and manage our communications sites. To a lesser extent, we were unable to meet our financial obligations due to the reduced amount of capital spending by wireless carriers on their networks in 2001 and 2002. Prior to our reorganization, we incurred net losses of approximately $448.2 million in 2001 and $124.3 million in 2000.

In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted fresh start accounting as of November 1, 2002, and our emergence from Chapter 11 resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity's assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date was considered to be the close of business on November 1, 2002, for financial reporting purposes. The periods presented prior to November 1, 2002, have been designated ‘‘predecessor company’’ and the periods starting on November 1, 2002, have been designated ‘‘successor company.’’ As a result of the implementation of fresh start accounting as of November 1, 2002, our financial statements after that date are not comparable to our financial statements for prior periods because of the differences in the basis of accounting and the debt and equity structure for the predecessor company and the successor company. The more significant effects of the differences in the basis of accounting on the successor company's financial statements are (1) lower depreciation and amortization expense as a result of the revaluation of our long-lived assets downward by $357.2 million through the application of fresh start accounting, and (2) lower interest expense in the periods immediately following our reorganization as a result of the discharge of $404.8 million of debt upon our emergence from bankruptcy.

On May 26, 2005, we closed an agreement with Sprint under which we have the exclusive right to lease or operate 6,553 communications towers and related assets of Sprint for a period of 32 years, for which we have paid an upfront rental payment of approximately $1.2 billion. We have accounted for the Sprint Transaction as a capital lease and allocated the upfront rental payment to the leased assets (primarily towers and identifiable intangible assets) based on their fair market values similar to an acquisition of tower assets. We will depreciate and amortize the tangible and intangible assets over their estimated useful lives and as a result, we have incurred and will continue to incur significant additional depreciation, amortization and accretion expense. We also financed the Sprint Transaction in part with borrowings under an $850.0 million bridge loan, which was repaid with a portion of the net proceeds from our February 2006 mortgage loan, which has resulted and will continue to result in significant additional interest expense. We also have incurred significant integration costs and additional selling, general and administrative expenses. Because of the significant interest expense, depreciation, amortization, accretion, integration costs and selling, general and administrative expenses we have incurred and expect to continue to incur in connection with the Sprint Transaction, we expect to generate net losses in future periods.

For the year ended December 31, 2005, we generated a loss from continuing operations of $38.2 million.

We may encounter difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, which could limit our revenue growth, increase our selling, general and administrative expenses, and increase our expected net losses.

In 2005, we acquired or entered into definitive agreements to acquire 876 communications sites, including fee and easement interests in certain real estate parcels under our towers, which we previously leased from third parties, for an aggregate purchase price of approximately $235.3 million, including fees and expenses. Additionally, on May 26, 2005, we closed an agreement with Sprint under which we have the exclusive right to lease or operate 6,553 communications towers and related assets of Sprint for a period of 32 years, for which we paid an upfront rental payment of approximately $1.2 billion.

We intend to continue to target strategic tower and tower company acquisitions as opportunities arise. The process of integrating acquired sites into our existing operations may result in unforeseen operating difficulties, diversion of managerial attention or the requirement of significant financial resources. These acquisitions and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, and may result in unforeseen expenses or compliance issues, which may limit our revenue growth, cash flows and our ability to make distributions. In addition, as a result of increased depreciation, amortization and accretion expense and interest expense associated with our acquisitions, we are incurring net losses. For example, in connection with the Sprint Transaction we borrowed $850.0 million under a bridge loan with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., which we recently repaid with a portion of the net proceeds from our February 2006 mortgage loan. We expect to finance other future acquisitions with additional borrowings, which would further increase our interest expense, or through the issuance of additional equity, which would dilute the interests of our stockholders. Furthermore, in anticipation of the closing of the Sprint Transaction, on May 9, 2005, we closed an underwritten public offering of 6,325,000 shares of our common stock at $30.70 per share and, on May 26, 2005, we issued $250.0 million of our common stock to our three largest stockholders at a price of $25.50 per share. Moreover, the towers we have acquired may not provide us with the cash flows we projected and future acquisitions may not generate any additional income or cash flows for us or provide any benefit to our business.

Competition for communication towers has become greater in the last several months, leading sellers to generally demand higher prices, thus reducing the attractiveness of certain possible investments. This increased competition has caused a significant decrease in the number of towers we have acquired during the second half of 2005 and in our acquisition pipeline. As of December 31, 2005, we had outstanding purchase agreements to acquire 12 communications sites from various sellers for a total estimated purchase price of $6.5 million. This compares to outstanding purchase agreements on 214 sites, excluding the Sprint Transaction, as of April 29, 2005. Thus, we cannot assure you that we will be able to identify and acquire towers at attractive prices, or at all, in locations that are compatible with our strategy, or that competition for the acquisition of towers will not increase further. Finally, when we are able to locate towers and enter into definitive agreements to acquire them, we cannot assure you that the transactions will be completed. Failure to complete transactions after we have entered into definitive agreements may result in significant expenses to us.

A decrease in the demand for our communications sites and our ability to attract additional tenants could negatively impact our financial position.

Our business depends on wireless service providers' demand for communications sites, which in turn, depends on consumer demand for wireless services. A reduction in tenant demand for our communications sites or increased competition for additional tenants could negatively impact our cash flows and harm our ability to attract additional tenants. Our wireless service provider customers lease communications site space on our towers based on a number of factors, including the location of our towers, the level of demand by consumers for wireless services, the financial condition and access to capital of those providers, the strategy of providers with respect to owning, leasing or sharing communications sites, available spectrum and related infrastructure, competitive pricing, government regulation of communications licenses, and the characteristics of each company's technology and geographic terrain.

To a lesser degree, demand for site space is also dependent on the needs of television and radio broadcasters. Among other things, technological advances, including the development of satellite-delivered radio and television, may reduce the need for tower-based broadcast transmission. Any decrease in the demand for our site space from current levels or in our ability to attract additional customers could negatively impact our financial position and could decrease the value of your investment in our common stock.

Increasingly, transmissions that were previously effected by means of paging and mobile radio technologies have shifted to wireless telephony. As a result, we have experienced, and expect to continue to experience, decreases in the percentage of our revenues generated by our paging and mobile radio customers offset by increases in the percentage of our revenues that are generated from wireless telephony customers. We cannot assure you that the increases in our revenues from wireless telephony customers will offset the reduction in our revenues from paging and mobile radio customers. Some of our towers may not be as attractive to, or suitable for, wireless telephony customers as for our other types of customers, which could negatively impact our financial position.

Failure to successfully and efficiently integrate the Sprint Transaction into our operations may adversely affect our operations and financial condition.

Our ability to successfully integrate the Sprint Transaction is uncertain. The Sprint Transaction is significantly larger than any acquisition we have previously completed. We are leasing more towers from Sprint than the total number of communications sites we operated before closing the Sprint Transaction. The integration of the 6,553 Sprint Towers into our operations is a significant undertaking and has required, and will continue to require, significant resources, as well as attention from our management team. To manage the Sprint Towers, we have added over 100 additional employees, which has added significant labor costs and overhead. In addition, the integration of the Sprint Towers into our operations required significant one-time costs. We incurred $7.1 million of integration costs related to the Sprint Transaction during the year ended December 31, 2005, and expect to incur additional expenses in the first quarter of 2006. Additional integration challenges include:

•	successfully marketing space on the Sprint Towers;

•	retaining existing tenants on the Sprint Towers;

•	retaining and integrating talented new employees;

•	incorporating the Sprint Towers into our business and accounting operations; and

•	maintaining our standards, controls, procedures, and policies.

If we are not able to successfully overcome these integration and operating challenges, we may not achieve the benefits we expect from the Sprint Transaction, and our business, financial condition and results of operations may be adversely affected.

Our revenues may be adversely affected by the economies, real estate markets and communications industries in the regions where our sites are located.

The revenues generated by our sites could be adversely affected by the conditions of the economies, the real estate markets and the communications industries in regions where our sites are located, changes in governmental rules and fiscal policies, acts of nature including hurricanes (which may result in uninsured or under-insured losses), and other factors particular to the locales of the respective sites. Our sites are located in all 50 states, the District of Columbia, Canada and the United Kingdom.

The economy of any state or region in which a site is located may be adversely affected to a greater degree than that of other regions by developments affecting industries concentrated in such state or region. To the extent that general economic or other relevant conditions in states or regions in which sites representing significant portions of our revenues are located, decline or result in a decrease in demand communications services in the region, our revenues from such sites may be adversely affected. For example, our sites in Florida, Texas, and Georgia together accounted for approximately 25.2% of our revenues for the year ended December 31, 2005. A deterioration of general economic or other relevant conditions in those states could result in a decrease in the demand for our services and a decrease in our revenues from those markets, which in turn may have an adverse effect on our results of operations and financial condition.

Consolidation in the wireless industry and changes to the regulations governing wireless services could decrease the demand for our sites and may lead to reductions in our revenues.

Various wireless service providers, which are our primary existing and potential customers, have entered into mergers and acquisitions, and others could enter into mergers, acquisitions or joint ventures with each other over time. For example, on October 26, 2004, Cingular Wireless merged with AT&T Wireless. On August 12, 2005, Sprint merged with Nextel Communications, resulting in the creation of Sprint Nextel Corporation. In addition, in 2005 and through February 28, 2006, Sprint Nextel acquired five Sprint-branded wireless affiliates: U.S. Unwired, Gulf Coast Wireless, IWO Holdings, Alamosa Holdings, and Enterprise Communications. In addition, the shareholders of Nextel Partners, a Nextel-branded affiliate of Sprint Nextel, exercised its put right requiring Sprint Nextel to acquire that company. On August 1, 2005, Alltel completed its acquisition of Western Wireless. Such consolidations could reduce the size of our customer base and have a negative impact on the demand for our services. In addition, consolidation among our customers is often likely to result in duplicate networks, which could result in network rationalization and impact the revenues at our sites. For example, Cingular recently announced plans to eliminate approximately 7,000 of its cell sites as part of its integration of the AT&T Wireless network. This will adversely impact tenant lease revenues at some of our communications sites. Recent regulatory developments have made consolidation in the wireless industry easier and more likely.

In November 2002, the FCC's, Spectrum Policy Task Force issued a report containing a number of specific recommendations for spectrum policy reform, including market-oriented spectrum rights, increased access to spectrum and new interference protections. Subsequently, in May and October of 2003 and September of 2004, the FCC adopted and proceeded to implement new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. Additionally, in November 2003, the FCC made additional spectrum available for unlicensed use. In September 2004, the FCC adopted amendments to its spectrum regulations in order to promote the deployment of spectrum-based services in rural America, allowing carriers to use higher power levels at base stations in certain rural areas. Finally, in August 2004, the FCC took steps to remedy the interference caused by commercial mobile radio services (CMRS) operators on public safety operations in the 800 MHz band and provided for the relocation of various CMRS and private mobile service operators in the 800 and 1900 MHz bands. It is possible that at least some wireless service providers may take advantage of the relaxation of spectrum and ownership limitations and other deregulatory actions of the FCC and consolidate or modify their business operations.

Regarding our broadcast customers, in 1996, Congress authorized the FCC to assign a second channel to every eligible television station licensee to begin the process of converting over the air television signals from analog to digital. In 2005, Congress mandated that the transition to digital television be completed by February 17, 2009. After assigning the new DTV channels in 1996 and 1997, the FCC imposed certain DTV build-out deadlines on both commercial and non-commercial stations, ranging from May 1, 1999, to May 1, 2003, although the Commission approved hundreds of DTV construction extensions on a case-by-case basis. According to the FCC, a total of 1,722 DTV stations were on the air as of February 1, 2006, representing over 90 percent of the DTV channels awarded. 705 of these stations (nearly 41%) were operating under a Special Temporary Authority (STA) with very low power levels. In September 2004, the FCC released a Report and Order establishing full power DTV build-out deadlines in July 2005 and July 2006. These full power DTV build-out deadlines could increase the demand for broadcast towers. Congress and/or the FCC may take further actions regarding the transition to DTV and return of the broadcasters' analog spectrum. We cannot predict the nature or timing of any such actions or their effects on our business or results of operations.

Our revenues are dependent on the creditworthiness of our tenants, which could result in uncollectible accounts receivable and the loss of significant customers and anticipated lease revenues.

Our revenues are dependent on the creditworthiness of our tenants and would be adversely affected by the loss, or bankruptcy of, or default by, significant tenants. Our tenant leases are generally not guaranteed by the parent companies of our tenants or supported by other credit enhancement and, as a result, we must rely solely on the creditworthiness of our tenants. Many wireless service providers operate with substantial leverage and some of our customers, representing 0.5% of our revenues for the years ended December 31, 2005 and December 31, 2004 are in bankruptcy. Other customers are having financial difficulties due to their declining subscriber bases and/or their inability to access additional capital. If one or more of our major customers experience financial difficulties, it could result in uncollectible accounts receivable and the loss of significant customers and anticipated lease revenues.

We have significant customer concentration and the loss of one or more of our major customers or a reduction in their utilization of our site space could result in a material reduction in our revenues.

Our three largest customers for the year ended December 31, 2005, represented 53.2% of our revenues for the year ended December 31, 2005, and our five largest customers for the year ended December 31, 2004, represented 52.3% of our revenues for the year ended December 31, 2004. Our three largest customers for the year ended December 31, 2005, were Sprint Nextel (after giving effect to the Nextel merger and three Sprint-branded wireless affiliate acquisitions), Cingular and T-Mobile, which represented 31.1%, 14.9% and 7.2%, respectively, of our revenues. Our five largest customers for the year ended December 31, 2004, were USA Mobility (after giving effect to the Arch Wireless and Metrocall merger), Cingular (after giving effect to its merger with AT&T Wireless), Sprint (after giving effect to its merger with Nextel Communications and three Sprint-branded wireless affiliate acquisitions), Verizon Wireless (after giving effect to its merger with MCI) and T-Mobile. These customers represented 14.9%, 13.2%, 13.1%, 6.1%, and 5.0%, respectively, of our revenues for the year ended December 31, 2004. These customers operate under multiple lease agreements that have initial terms generally ranging from three to five years and which are renewable, at our customer's option, over multiple renewal periods also generally ranging from three to five years. The Sprint collocation leases entered into as part of the Sprint Transaction have an initial period of ten years. One of our primary master tenant leases with USA Mobility, the Arch Lease, expired in May 2005 and we executed a new master tenant lease, effective July 1, 2005, with USA Mobility on terms less favorable to us than the prior lease. For the year ended December 31, 2005, approximately 67% of our revenues from our three largest customers were from leases in their initial term, 32% were from leases in a renewal period, and 1% was from month-to-month and year to year leases. The loss of one or more of our major customers or a reduction in their utilization of our site space could result in a material reduction of the utilization of our site space and in our revenues.

We have had material weaknesses in our internal controls and these have not been remedied.

During our assessment of our internal controls as of December 31, 2005, we noted two material weaknesses:

•	Lack of adequate controls over the accuracy of automated computations related to accounting for non-cash aspects of tenant and ground leases and the data used in these computations; and

•	Lack of adequate controls over acquisition accounting, detail account analyses supporting certain account balances, and reviews thereof, primarily due to lack of tenured financial accounting and reporting personnel.

These material weaknesses led us to conclude that our internal controls were ineffective as of December 31, 2005. These material weaknesses resulted in adjustments to certain accounts in our annual financial statements. We believe the material weaknesses were primarily a result of the implementation of a new lease administration system, the effort required to effectively integrate and account for the Sprint Transaction and other acquisitions, and many changes to our financial accounting and reporting staff.

To remediate these material weaknesses we will spend significant amounts of time, money, and management attention during 2006, including costs related to (i) computer system enhancements, and the likely replacement of our lease administration system, (ii) data revalidation and (iii) redesigning processes and controls. We will also hire additional qualified, experienced accounting personnel. These material weakenesses have not been remedied and it will take substantial efforts to correct them if we are able to do so, at all, in 2006.

As of December 31, 2005, our tenant leases had a weighted average current term of 6.4 years and a weighted average remaining term of 4.5 years, excluding optional renewal periods. Our revenues depend on the renewal of our tenant leases by our customers.

As of December 31, 2005, our tenant leases had a weighted average current term of 6.4 years and a weighted average remaining term of 4.5 years, excluding optional renewal periods. We cannot assure you that our existing tenants will renew their leases at the expiration of those leases. Further, we cannot assure you that we will be successful in negotiating favorable terms with those customers that renew their tenant leases. Generally, failure to obtain renewals of our existing tenant leases, or the failure to successfully negotiate favorable terms for such renewals, would result in a reduction in our revenues.

We implemented new software systems throughout our business and may encounter integration problems that affect our ability to serve our customers and maintain our records, which in turn could harm our ability to operate our business.

During 2004 and 2005, we implemented new software systems throughout our business. We implemented PeopleSoft financial systems in July 2004 for many of our accounting functions, including accounts receivable, accounts payable, fixed assets, general ledger and all internal reporting functions. PeopleSoft Customer Relationship Management (CRM) was also implemented to manage the process of adding new leases. We may implement additional PeopleSoft modules during 2006 to improve operating performance and to take advantage of the functionality offered by the PeopleSoft system. We also implemented a separate software package, manageStar, to manage data relating to our communications sites, including tenant and ground leases and other operational data. The manageStar system is operating, but we have yet to realize the operating efficiency gains expected. In addition, weaknesses in the manageStar system contributed to our having a material weakness in the operation of our internal controls. We anticipate that the manageStar system will need to be replaced to realize the desired efficiencies, which would entail additional expenses and potential interruptions. The integration of these software systems with our business is a significant undertaking and it is possible that difficulties and systems interruptions could occur. These systems process our most significant business activities and interruptions could adversely affect our operations, including the ability to service customers and get invoices sent in a timely manner which could adversely affect our revenues.

We have experienced high employee turnover.

We have experienced high employee turnover during 2005. Of 297 employees working on December 31, 2005, 151 have been employed by the Company less than one year. In our accounting department, the average tenure of employees is 6 months. This has lead in part to a material weakness in our internal controls, discussed in greater detail under "Item 9A, Controls and Procedures." There has also been substantial turnover in our management. Our employment relationship with seven executives has terminated since the beginning of 2005. We have replaced several of these executives with either new hires or promotions from within the Company and we are actively recruiting outside the Company to replace other executives. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, remediate weaknesses in internal controls and our overall operating results could be harmed.

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

Some of our competitors have significantly more financial resources than we do. The intense competition in our industry may make it more difficult for us to attract new tenants, increase our gross margins, or maintain or increase our market share.

Among tower companies that operate nationally or regionally, our principal competitors include publicly held American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation, as well as AAT Communications Corporation and Global Tower Partners, which are privately held. Among acquisition companies focused on acquiring real estate interest under towers, our principal competitors are Unison and Wireless Capital Partners, both of which are privately held.

Competing technologies may offer alternatives to ground-based antenna systems, which could reduce the future demand for our sites.

Most types of wireless and broadcast services currently require ground-based network facilities, including communications sites for transmission and reception. The development and growth of communications and other new technologies that do not require ground-based sites could reduce the demand for space on our towers. For example, the growth in delivery of video, voice and data services by satellites or high altitude air ships, which allow communication directly to users' terminals without the use of ground-based facilities, could lessen demand for our sites. Moreover, the FCC has issued licenses for several additional satellite systems (including low earth orbit systems) that are intended to provide more advanced, high-speed data services directly to consumers. These satellite systems compete with land-based communications systems, thereby reducing the demand for the services that we provide.

Equipment and software developments are increasing our tenants' ability to more efficiently utilize spectral capacity and to share transmitters, which could reduce the future demand for our sites.

Technological developments are also making it possible for carriers to expand their use of existing facilities to provide service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower space. Technologies that enhance spectral capacity, such as beam forming or ‘‘smart antennas’’, which can increase the capacity at existing sites and reduce the number of additional sites a given carrier needs to serve any given subscriber base, may have the same effect.

Carrier joint ventures and roaming agreements, which allow for the use of competitor transmission facilities and spectrum, may reduce future demand for incremental sites.

Carriers are, through joint ventures, sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business. Furthermore, wireless service providers frequently enter into roaming agreements with their competitors which allow them to utilize each other's communications facilities to accommodate customers who are out of range of their home providers' services, so that the home providers do not need to lease space for their own antennas on communications sites we own. Any of the conditions and described above could reduce demand for our antenna sites and decrease demand for our site space from current levels and our ability to attract additional customers and may negatively affect our profitability.

We may be unable to modify our towers or procure additional ground space, which could harm our ability to add additional space to our communications sites and new customers, which could result in our inability to execute our growth strategy and therefore limit our revenue growth.

Our ability to add new customers as they expand their tower network infrastructure depends in part on our ability to modify towers and procure additional ground space. Regulatory and other barriers could adversely affect our ability to modify towers or procure additional ground space in accordance with the requirements of our customers, and, as a result, we may not be able to meet our customers' requirements. Our ability to modify towers, procure additional ground space and add new customers to towers may be affected by a number of factors beyond our control, including zoning and local permitting requirements, FAA considerations, FCC tower registration and radio frequency emission procedures and requirements, historic preservation and environmental requirements, availability of tower components, additional ground space and construction equipment, availability of skilled construction personnel, weather conditions and environmental compliance issues. In addition, because public concern over tower proliferation has grown in recent years, many communities now restrict tower modifications or delay granting permits required for adding new customers. Additionally, we may not be able to overcome the barriers to modifying towers or adding new customers. Our failure to complete the necessary modifications or procure additional ground space could harm our ability to add additional site space and new customers, which could result in our inability to execute our growth strategy and limit our revenue growth.

We may not be able to obtain credit facilities in the future on favorable terms to enable us to pursue our acquisition plans, and we may not be able to finance our newly acquired assets in the future or refinance outstanding indebtedness on favorable terms, which may result in an increase in the cost of financing and which in turn may harm our financial condition, our ability to acquire new towers and make dividend payments.

Our strategy is to utilize credit facilities to provide us with funds to acquire communications sites, and our capital management strategy is to finance newly acquired assets, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. We may not be able to obtain credit facilities or successfully undertake the issuance of equity or mortgage-backed securities in the future or on terms that are favorable to us. If we are unable to acquire assets through the use of funds from a credit facility or finance our newly acquired assets through the issuance of mortgage-backed securities, our debt may be more expensive and our expenses to finance new acquisitions may increase. An increase in financing expenses may harm our financial condition and impair our ability to acquire new towers and make dividend payments.

Repayment of the principal of our outstanding indebtedness will require additional financing that we cannot ensure will be available to us.

Prior to our emergence from Chapter 11 bankruptcy, we funded our operations primarily through debt and equity capital. Since our emergence from bankruptcy on November 1, 2002, we have funded our operations through operating cash flow. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will continue to depend on our future financial performance. As of December 31, 2005, our debt obligations consisted of $404.1 million principal amount on our February 2004 mortgage loan, $293.8 million principal amount on our December 2004 mortgage loan, $850.0 million principal amount on our bridge loan used to partially fund the Sprint Transaction, $144.7 on our acquisition credit facility, and $1.0 million principal amount on capital leases. On February 28, 2006, we repaid and terminated our February 2004 mortgage loan, the bridge loan, and the acquisition credit facility with a portion of the proceeds we received from the February 2006 mortgage loan, which at closing had a principal balance of $1.55 billion and an anticipated repayment date of February 2011. Of the outstanding obligations at December 31, 2005, (pro forma for the February 2006 mortgage loan), $0.5 million was due in one year or less, $0.4 million was due between one and three years, $293.8 million is due between three and five years and $1,550.0 million is due after five years. Our $15.0 million revolving credit agreement, under which we currently have no borrowings outstanding, matures on December 1, 2006. We currently anticipate that in order to pay the principal of our outstanding December 2004 and February 2006 mortgage loans on the maturity date and anticipated repayment date of December 2009 and February 2011, respectively, we will likely be required to pursue one or more alternatives, such as refinancing our indebtedness or selling our equity securities, or the equity securities or assets of our operating partnership and our subsidiaries.

There can be no assurance that we will be able to refinance our indebtedness on attractive terms and conditions or that we will be able to obtain additional debt financing. If we are unable to refinance our indebtedness in full, we may be required to issue additional equity securities or sell assets. If we are required to sell equity securities, investors may have their holdings diluted. If we are required to sell interests in our operating partnership, this would have a similar effect as a sale of assets and the market price of our equity securities may decline. In addition, there can be no assurance as to the terms and prices at which we will be able to sell additional equity securities or operating partnership interests or that we will be able to sell additional equity securities or sell operating partnership interests at all. If we are required to sell assets to refinance our indebtedness, there can be no assurance as to the price we will obtain for the assets sold and whether those sales will realize sufficient funds to repay our outstanding indebtedness. To the extent we are required to sell assets at prices lower than their fair market values, the market price of our equity securities may decline.

Our mortgage loans restrict the ability of our four largest operating subsidiaries, Pinnacle Towers LLC, Pinnacle Towers Acquisition LLC, Global Signal Acquisitions LLC and Global Signal Acquisitions II LLC and their respective subsidiaries, from incurring additional indebtedness or further encumbering their assets. Our mortgage loans do not otherwise restrict our ability to obtain additional financing. If we require additional financing in connection with acquisitions, we anticipate we will need to raise equity, obtain a credit facility similar to the acquisition credit facility we repaid with a portion of the net proceeds from our February 2006 mortgage loan or obtain financing through a securitization of acquired sites similar to the ones completed on December 7, 2004, and February 28, 2006. We cannot assure you that we could affect any of the foregoing alternatives on terms satisfactory to us, that any of the foregoing alternatives would enable us to pay the interest or principal of our indebtedness or that any of such alternatives would be permitted by the terms of our credit facilities and other indebtedness then in effect.

You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our common stock.

As a result of our emergence from bankruptcy, we are operating our business with a new capital structure, and adopted fresh start accounting prescribed by Generally Accepted Accounting Principles in the United States or GAAP. Accordingly, unlike other companies that have not previously filed for bankruptcy protection, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements for periods prior to November 1, 2002. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our common stock.

Our failure to comply with federal, state and local laws and regulations could result in our being fined, being liable for damages and, in some cases, the loss of our right to conduct some of our business.

We are subject to a variety of regulations, including those at the federal, state and local levels. Both the FCC and the FAA regulate towers and other sites used for communications transmitters and receivers. In addition, under the FCC's rules, we are fully liable for the acts or omissions of our contractors. We generally indemnify our customers against any failure by us to comply with applicable standards. Our failure to comply with any applicable laws and regulations (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement actions, as well as civil penalties, contractual liability and tort liability and, in some cases, the loss of our right to conduct some of our business, any of which could have an adverse impact on our business. We also are subject to local regulations and restrictions that typically require tower owners to obtain a permit or other approval from local officials or community standards organizations prior to tower construction or modification. Local regulations could delay or prevent new tower construction or modifications, as well as increase our expenses, any of which could adversely impact our ability to implement or achieve our business objectives.

The failure of our communications sites to comply with environmental laws could result in liability and claims for damages that could result in a significant increase in the cost of operating our business.

We are subject to environmental laws and regulations that impose liability, including those without regard to fault. These laws and regulations place responsibility on us to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or adding a new customer on a tower. In the event the FCC determines that one of our owned towers would have a significant environmental impact, the FCC would require us to prepare and file an environmental impact statement. The environmental review process mandated by the NEPA can be costly and may cause significant delays in the registration of a particular tower or collocating an antenna. In addition, various environmental interest groups routinely petition the FCC to deny applications to register new or modify existing towers, further complicating the registration process and increasing potential expenses and delays. In September 2003, the FCC released a Notice of Inquiry requesting comments and information on the potential impact of communications towers on migratory birds. On December 14, 2004, the FCC released a public notice inviting comments on the analysis and report provided by its environmental consultant regarding the relationship of towers and avian mortality. Certain petitioners have filed a petition for a writ of mandamus from ‘‘unreasonable’’ agency action delays by the FCC. Current studies being conducted by the University of Central Michigan, the U.S. Coast Guard and others will provide further information within the next year or two that will be used by the FCC in assessing the issues. Any changes to FCC rules that come from this proceeding, as well as changes resulting from other potential rulemakings, could delay or prevent new tower construction or modifications as well as increase our expenses related thereto.

In addition to the FCC's environmental regulations, we are subject to various federal, state and local environmental laws that may require the investigation and remediation of any contamination at facilities that we own or operate, or that we previously owned or operated, or at third-party waste disposal sites at which our waste materials have been disposed. These laws could impose liability even if we did not know of, or were not responsible for, the contamination, and the amount of protection that we may receive from sellers with respect to liabilities arising before our ownership of the asset varies based on the terms of the applicable purchase agreement. The terms of the purchase agreements themselves often depend upon the nature of the sale process, price paid and the amount of competition for the asset. Under these laws, we may also be required to obtain permits from governmental authorities or may be subject to record keeping and reporting obligations. If we violate or fail to comply with these laws, we could be fined or otherwise sanctioned by regulators. The expenses of complying with existing or future environmental laws, responding to petitions filed by environmental interest groups or other activists, investigating and remediating any contaminated real property and resolving any related liability could result in a significant increase in the cost of operating our business, which would harm our financial condition.

Because we generally lease, sublease, license or have easements relating to the land under our towers, our ability to conduct our business, secure financing and generate revenues may be harmed if we fail to obtain lease renewals or protect our rights under our leases, subleases, licenses and easements.

Our real property interests relating to towers primarily consist of leasehold interests, private easements, and permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcy of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, would interfere with our ability to conduct our business and generate revenues. Similarly, if the grantors of these rights elect not to renew our leases, our ability to conduct business and generate revenues could be adversely affected. As of December 31, 2005, 4.3% of revenues for the year ended December 31, 2005, was generated from 424 owned towers and towers we hold subject to long-term leases under 410 parcels of land with remaining lease terms of two years or less.

In addition, prior to our reorganization, we made acquisitions of communications sites and did not always analyze and verify all information regarding title and other issues prior to completing them. Our inability to protect our rights to the land under our towers could interfere with our ability to conduct our business and generate revenues. Generally, we have attempted to protect our rights in the sites by obtaining title insurance on the owned fee sites and the ground lease sites and relying on title warranties and covenants from sellers and landlords. Furthermore, the protections we are able to obtain in the purchase agreements vary and often depend upon the nature of the sale process, price paid and the amount of competition for the assets.

Our ability to protect our rights against persons claiming superior rights in towers or real property depends on our ability to:

•	recover under title insurance policies, the policy limits of which may be less than the purchase price or economic value of a particular tower;

•	in the absence of title insurance coverage, recover under title warranties given by tower sellers, which often terminate after the expiration of a specific period (typically nine months to three years), contain various exceptions and are dependent on the general creditworthiness of sellers making the title warranties;

•	obtain estoppels from landlords in connection with the acquisitions, or in some cases the subsequent financing, of communications sites, which protect the collateral of our lenders and may provide a basis for defending post-closing claims arising from pre-closing events;

•	recover from landlords under title covenants contained in lease agreements, which are dependent on the general creditworthiness of landlords making the title covenants; and

•	obtain non-disturbance agreements from mortgagee and superior lienholders of the land under our towers.

Our tenant leases require us to be responsible for the maintenance and repair of the sites and for other obligations and liabilities associated with the sites, and our obligations to maintain the sites may affect our revenues.

None of our tenant leases is a net lease. Accordingly, as landlord we are responsible for the maintenance and repair of the sites and for other obligations and liabilities (including for environmental compliance and remediation) associated with the sites, such as the payment of real estate taxes, ground lease rents and the maintenance of insurance. Our failure to perform our obligations under a tenant lease could entitle the related tenant to abatement of rent or in some circumstances, result in a termination of the tenant lease. An unscheduled reduction or cessation of payments due under a tenant lease would result in a reduction of our revenues. Similarly, if the expenses of maintaining and operating one or more sites exceed amounts budgeted, and if lease revenues from other sites are not available to cover the shortfall, funds that would otherwise be used for other purposes may be required to pay the shortfall.

Site management agreements may be terminated prior to expiration, which may adversely affect our revenues.

Approximately 694 sites, as of December 31, 2005 (representing approximately 8.6% of our revenues for the year ended December 31, 2005), are managed sites where we market and/or sublease space under site management agreements with third party owners. The management agreements or subleases on 304 of these sites, which represented 3.0% of our revenues for the year ended December 31, 2005, are month-to-month or will expire by their terms prior to December 31, 2006. In many cases, the site management agreements may be terminated early at the third party owner's discretion or upon the occurrence of certain events (such as the sale of the relevant site by the third party owner, our default, a change of control with respect to our Company and other events negotiated with the third party owner including discretionary terminations). If a site management agreement is not renewed or is terminated early, our revenues may be reduced.

Our towers may be damaged by disaster and other unforeseen events for which our insurance may not provide adequate coverage and which may cause service interruptions affecting our reputation and revenues, resulting in unanticipated expenditures.

Our towers are subject to risks associated with natural disasters, such as ice and windstorms, fire, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen events. Our sites and any tenants' equipment are also vulnerable to damage from human error, physical or electronic security breaches, power loss, other facility failures, sabotage, acts of terrorism, vandalism and similar events. In the event of casualty, it is possible that any tenant sustaining damage may assert a claim against us for such damages. If reconstruction (for example, following fire or other casualty) or any major repair or improvement is required to the property, changes in laws and governmental regulations may be applicable and may raise our cost or impair our ability to effect such reconstruction, major repair or improvement.

From January 1, 2002 through December 31, 2005, 24 of our owned towers have been destroyed by natural disasters, including hurricanes, two have been destroyed in vehicular accidents and two in fire accidents. In addition, as of December 31, 2005, we owned, leased and licensed a large number of towers in geographic areas, including 1,154 sites in Texas, 986 sites in California, 598 sites in Florida, 397 sites in North Carolina, 378 sites in Alabama, 270 sites in Louisiana, 219 sites in South Carolina, and 144 sites in Mississippi, that have historically been subject to natural disasters, such as high winds, hurricanes, floods, earthquakes and severe weather. There can be no assurance that the amount of insurance obtained will be sufficient to cover damages caused by any event, or that such insurance will be commercially available in the future. A tower accident for which we do not have adequate insurance, or for which we have no insurance, or a large amount of damage to a group of towers, could decrease the value of our communications sites, result in the loss of revenues while the tower is out of service and also require us to make unanticipated expenditures in order to repair the damages caused by any event. In addition, changes in laws could impact our ability to repair or replace damaged towers.

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

The terms of our mortgage loans, revolving credit agreement, and Sprint Transaction master leases may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our existing mortgage loans and revolving credit agreement contain, and any future indebtedness of ours or of any of our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and/or certain of our subsidiaries, including restrictions on our or our subsidiaries' ability to, among other things:

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

Our December 2004 and February 2006 mortgage loans contain covenants requiring excess cash flows from the borrowers to be trapped in reserve accounts if the debt service coverage ratio falls to 1.30 times or lower for the December 2004 mortgage loan and 1.35 times or lower for the February 2006 mortgage loan as of the end of any calendar quarter. Debt service coverage ratio is defined as the preceding 12 months of net cash flow of the borrowers, as defined in the mortgage loans, divided by the amount of interest payments required under the mortgage loans over the next 12 months. Net cash flow, as defined in the mortgage loans, is approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites, minus a management fee equal to 10.0% of revenues for the December 2004 mortgage loan and 7.5% of revenues for the February 2006 mortgage loan. The funds in the respective reserve account will not be released to us until the debt service coverage ratio exceeds 1.30 times for the December 2004 mortgage loan and 1.35 times or lower for the February 2006 mortgage loan for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times for the December 2004 mortgage loan and 1.20 times for the February 2006 mortgage loan as of the end of any calendar quarter, then all funds on deposit in the respective reserve account along with future excess cash flows will be applied to prepay the respective mortgage loan along with applicable prepayment penalties. Failure to maintain the debt service coverage ratio above 1.30 times for the December 2004 mortgage loan and 1.35 times or lower for the February 2006 mortgage loan would adversely affect impact our ability to pay our indebtedness other than the mortgage loans, pay dividends and to operate our business. Any significant decline in our revenues could have an adverse impact on our net cash flow and our debt service coverage ratios.

Although we currently have no borrowings outstanding under our $15.0 million revolving credit agreement, which we refer to as the revolving credit agreement, a failure by us to comply with the covenants or financial ratios contained in the revolving credit agreement could result in an event of default under the agreement which could adversely affect our ability to respond to changes in our business, complete acquisitions and manage our operations. In the event of any default under our revolving credit agreement, including pursuant to a change in control of us, the lenders under the facility will not be required to lend us any additional amounts. Our lenders also could elect to declare all amounts outstanding to be immediately due and payable. If the indebtedness under one of our credit facilities were to be accelerated, and we are not able to make the required cash payments, our lenders will have the option of foreclosing on any of the collateral pledged as security for the loan.

The revolving credit agreement is guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal Operating Partnership L.P., or Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP and a pledge by us of 65% of our interest in our Canadian subsidiary. As of December 31, 2005, the pledged interests in the United Kingdom and Canadian subsidiaries collectively constituted less than 1% of our total assets' book value.

In addition, the revolving credit agreement provides that it is an event of default if certain of our present larger shareholders or their affiliates cease to collectively own or control, in certain limited circumstances, at least 51% of the voting interest in our capital stock (other than as a result of an issuance of capital stock by us, in which case such percentage shall be reduced to 40%). However, we have a 30-day grace period to repay the loans or otherwise cure the default if any such change in ownership results from (1) a margin call under the Credit Agreements secured by the shares of our common stock held by certain affiliates of Fortress or (2) from a sale by such shareholders of shares of our common stock (unless any such sale causes such ownership percentage to fall below 40%, in which case there would be an immediate event of default). In addition, it is an event of default if, within any 12 month period, a majority of the members of the board of directors cease to be those persons who were directors as of the first day of that period, or persons whose nomination or election was approved by the board members as of the first day of that period (excluding in the latter case any person whose initial nomination or assumption occurs as a result of an actual or threatened solicitation of proxies or consents for the election or removal of one or more directors by any person or group other than board of directors).

It is also an event of default under the revolving credit agreement if, at any time, Wesley R. Edens, or a replacement who is acceptable to our lenders, ceases to be Chairman of our board of directors, unless a replacement Chairman is appointed, or, if a replacement Chairman has not been appointed, all of the obligations under the revolving credit agreement or the acquisition credit facility have been paid in full, within 30 days.

Under both the December 2004 mortgage loan and the February 2006 mortgage loan, if an event of default occurs, the lenders will have the option to foreclose on any of the collateral pledged as security for the respective mortgage loan. The mortgage loans are secured by (1) mortgage liens on our interests (fee, leasehold or easement) in a significant portion of our communications sites, (2) a security interest in substantially all of Pinnacle Towers LLC and its subsidiaries', and Pinnacle Towers Acquisition Holdings LLC and its subsidiaries', and Global Signal Acquisitions and Global Signal Acquisitions II's personal property and fixtures, including our rights under substantially all of our site management agreements, tenant leases (excluding tenant leases for sites referred to in (1) above) and management agreements with GS Services and (3) a pledge of certain of our subsidiaries' capital stock (or equivalent equity interests) (including a pledge of the membership interests of Pinnacle Towers Acquisition Holdings LLC, from its direct parent, Global Signal Holdings III LLC, and a pledge of the membership interest of Global Signal Acquisitions II LLC, Global Signal Acquisition LLC, and Pinnacle Towers LLC from its direct parent, Global Signal Holdings V LLC). There can be no assurance that the assets pledged to secure payment of this indebtedness would be sufficient to repay this indebtedness in full.

Our failure to comply with the covenants or obligations in a Sprint Transaction ground lease, including our obligation to timely pay ground lease rent, could result in an event of default under the Sprint Transaction master leases. Subject to arbitration and cure rights, in the event of an uncured default under a Sprint Transaction ground lease, the Sprint Transaction entity lessors may terminate the master lease as to the applicable ground lease site. In the event of an uncured default with respect to more than 20% of the sites within any rolling five-year period, the Sprint Transaction entity lessors will have the right to terminate the master leases in their entirety under certain circumstances. If the Sprint Transaction entity lessors terminate the master lease with respect to all of, or a significant number of, tower sites, our results of operations, cash flows and ability to pay dividends could be materially adversely affected.

Our Chief Executive Officer, President, and Chairman of the Board has management responsibilities with other companies and may not be able to devote sufficient time to the management of our business operations.

Our Chief Executive Officer, President, and Chairman of the Board, Wesley R. Edens, is also the Chairman of the Management Committee of Fortress Investment Group LLC, the Chairman of the Board and Chief Executive Officer of Newcastle Investment Corp., a publicly-traded real estate securities business, the Chairman of the Board of Brookdale Senior Living Inc., a publicly-traded senior living facilities business, and the Chairman of the Board and Chief Executive Officer of Eurocastle Investment Limited, a publicly-traded real estate securities business, listed on the London Stock Exchange. Mr. Edens also serves on the boards of directors of Green Tree Inc., Italfondiario S.P.A. and Mapeley LTD. As Chairman of the Management Committee of Fortress Investment Group, he manages and invests in other real estate related investment vehicles. As a result, he may not be able to devote sufficient time to the management of our business operations.

Risks Relating to Our REIT Status

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends.

We intend to operate in a manner so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes. Although we do not intend to request a ruling from the Internal Revenue Service (the ‘‘IRS’’) as to our REIT status, we received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, or Skadden Arps, with respect to our qualification as a REIT. Shareholders should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden Arps represents only the view of our counsel based on our counsel's review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, and the nature, construction, character and intended use of our properties. We asked Skadden Arps to assume for purposes of its opinion that any prior legal opinions we received to the effect that we were taxable as a REIT are correct. The opinion of Skadden Arps is expressed as of the date issued, and does not cover subsequent periods. The opinions of counsel impose no obligation on them to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law.

Furthermore, both the validity of the tax opinions and our continued qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by tax counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. See ‘‘Federal Income Tax Considerations’’ for a discussion of material federal income tax consequences relating to us and our common stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates under tax legislation enacted in 2003.

Tax legislation enacted in 2003 reduces the maximum tax rate for dividends payable to individuals from 38.6% to 15.0% through 2008. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

In addition, the relative attractiveness of real estate in general may be adversely affected by the newly favorable tax treatment given to corporate dividends, which could affect the value of our real estate assets negatively.

REIT distribution requirements could adversely affect our liquidity.

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code for REITS. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

Our mortgage loans contain covenants providing for excess cash flows from the borrowers to be trapped in reserve accounts if our debt service coverage ratio for those mortgage loans falls to 1.30 times or lower for the December 2004 mortgage loan and 1.35 times or lower for the February 2006 mortgage loan. If our debt service coverage ratio were to fall to these levels and we had taxable income, as defined by tax regulations, our ability to distribute 90% of our taxable income, and hence our REIT status, could be jeopardized.

The stock ownership limits imposed by the Internal Revenue Code of 1986, as amended, for REITs and our amended and restated certificate of incorporation may inhibit market activity in our stock and may restrict our business combination opportunities.

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

Risks Relating to our Common Stock

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Pursuant to our Amended and Restated Investor Agreement, Fortress Pinnacle Acquisition LLC and its affiliates, Greenhill Capital Partners, L.P. and its related partnerships, or Greenhill, and Abrams Capital Partners II, L.P. and its related partnerships have the right to require us to register their shares of our common stock, including shares to be issued pursuant to the Investment Agreement, under the Securities Act for sale into the public markets. We filed registration statements registering their shares on June 3, 2005, and December 19, 2005.

In addition, following the completion of our initial public offering, we filed a registration statement on Form S-8 under the Securities Act registering an aggregate of 6,476,911 shares of our common stock reserved for issuance under our stock incentive programs. Subject to the exercise of issued and outstanding options and vesting of restricted shares and deferred shares, shares registered under the registration statement on Form S-8 are available for sale into the public markets.

The market price of our stock could be negatively affected by sales of substantial amounts of our common stock by our largest shareholders.

On December 9, 2005, Fortress, our largest stockholder, informed us of the following:

Affiliates of Fortress Holdings have replaced the credit agreement of one such affiliate, FRIT PINN LLC (‘‘FRIT PINN’’), dated as of December 21, 2004, with Bank of America, N.A., Morgan Stanley Asset Funding Inc. and Banc of America Securities LLC, pursuant to which FRIT PINN had pledged to the lenders a total of 19,162,248 shares of our common stock owned by FRIT PINN. The affiliates have replaced this credit agreement by entering into credit agreements, dated as of December 9, 2005, with Deutsche Bank AG London Branch and the other lenders party thereto. Pursuant to these new credit agreements, the affiliates have borrowed an aggregate of approximately $692.7 million from the lenders thereunder, and this amount has been secured by, among other things, a pledge by the affiliates and other affiliates of Fortress Holdings of a total of 24,365,207 shares of our common stock owned by such affiliates (including a pledge by FRIT PINN of the 19,162,248 shares it had formerly pledged as collateral under the previous credit agreement). The 24,365,207 shares of common stock represent approximately 36% of our issued and outstanding common stock as of December 31, 2005.

The credit agreements contain customary default provisions and also require prepayment of a portion of the borrowings by the affiliates in the event the trading price of our common stock decreases below certain specified levels. In the event of a default under the credit agreements by the affiliates, the lenders thereunder may foreclose upon any and all shares of our common stock pledged to them. A shelf registration statement on Form S-3 (No 333-125577) was filed with the SEC in June 2005 and another shelf registration statement on Form S-3 (No. 333-130466) was filed with the SEC in December 2005, which together covers these pledged shares.

We are not a party to the Fortress credit agreements, have not made any representations or covenants, and have no obligations thereunder. Mr. Wesley Edens, our Chief Executive Officer and Chairman of our board of directors, owns an interest in Fortress and is the Chairman of its Management Committee.

In addition, on February 16, 2005, Greenhill, our second largest stockholder, informed us of the following:

An affiliate of Greenhill Capital Partners LLC entered into a credit agreement, dated as of February 16, 2005, with Morgan Stanley Mortgage Capital, Inc. as Administrative Agent and certain lenders. Pursuant to the credit agreement, the affiliate has borrowed $70.0 million from the lenders thereunder and this amount has been secured by, among other things, a pledge by the affiliate of a total of 8,383,234 shares of our common stock owned by such affiliate, representing approximately 12% of our issued and outstanding common stock as of December 31, 2005.

The Greenhill credit agreement contains customary default provisions and also requires prepayment of a portion of the borrowings by the affiliate in the event the trading price of our common stock decreases below $15.65 and prepayment in full at prices below certain other lower specified levels. In the event of a default under the credit agreement by the affiliate, the lenders thereunder may foreclose upon and sell any and all shares of common stock pledged to them. The shelf registration statement on Form S-3 (No. 333-125577), discussed above, covers these 8,383,234 pledged shares.

On February 16, 2006, we received a request from Greenhill to file a shelf registration statement on Form S-3 as soon as reasonably practicable to permit the registration of the sale of up to 10,382,978 shares of common stock that Greenhill or certain of its affiliates expects to pledge a collateral in connection with an anticipated credit agreement with Morgan Stanley Mortgage Capital Inc. as lender. We intend to prepare and file the Form S-3 later in March 2006. This lender will require, as condition to the closing of the credit facilities, that the shelf registration statement be effective to permit the lender to sell the shares in the event the lender forecloses on the pledged shares upon an event of default. The 10,382,978 shares to be pledged under this credit agreement and to be covered by this Form S-3 would include the 8,383,234 shares currently pledged by an affiliate of Greenhill and currently covered by another Form S-3 (No. 333-125577), as discussed above. After the new Form S-3 covering 10,382,978 shares becomes effective and the 8,383,234 shares are pledged under the new Greenhill credit agreement, the prior Form S-3 (No. 333-125577) will no longer cover those 8,383,234 shares.

We are not a party to the Greenhill credit agreement nor will we be a party to the proposed new Greenhill credit agreement, and we have no obligations thereunder. Mr. Robert H. Niehaus, the Vice Chairman of our board of directors, owns an interest in the private equity funds managed by Greenhill Capital LLC and is the Chairman of Greenhill Capital LLC, which acts as the general partner of the manager of the borrower and of one of our principal stockholders, Greenhill Capital Partners, L.P.

The issuance of additional stock in connection with acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2005, we had an aggregate of 75,006,355 shares of common stock authorized but unissued and not reserved for issuance under our stock incentive programs, option plans or under outstanding warrants or options. We intend to continue to actively pursue strategic acquisitions of communications towers and other communications sites. We may pay for such acquisitions, at least partly, through the issuance of partnership units in our operating partnership that may be redeemed for shares of our common stock, or by the issuance of additional equity. Any shares issued in connection with our acquisitions, including the issuance of common stock upon the redemption of operating partnership units, the exercise of outstanding warrants or stock options or otherwise, would dilute the percentage ownership held by the investors who purchase our shares in any offering of common stock.

The price of our common stock may fluctuate substantially, which could negatively affect us and the holders of our common stock.

The trading price of our common stock may be volatile in response to a number of factors, many of which are beyond our control, including:

•	a decrease in the demand for our communications sites;

•	a decrease in the wireless telephony service providers subscriber growth rate or the growth in the wireless minutes used by subscribers;

•	the economies, real estate markets and communications industry in the regions where our sites are located;

•	consolidation in the wireless industry;

•	the creditworthiness of our tenants; and

•	fluctuations in interest rates.

In addition, our financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock could decrease, perhaps significantly. Any volatility of, or a significant decrease in, the market price of our common stock could also negatively affect our ability to make acquisitions using our common stock as consideration. In addition, the U.S. securities markets, and telecommunications stocks in particular, have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may negatively affect the price of our common stock, regardless of our operating performance. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial expenses and diversion of our management's attention and resources, which could negatively affect our financial results. In addition, if we decide to settle any class action litigation against us, our decision to settle may not necessarily be related to the merits of the claim.

Our authorized but unissued common and preferred stock may prevent a change in our control.

Our amended and restated certificate of incorporation authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of our preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board may establish a series of preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Anti-takeover provisions in our amended and restated certificate of incorporation, bylaws, and revolving credit agreement could have effects that conflict with the interests of our stockholders. Your ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult or less beneficial for a third party to acquire control of us, or for us to acquire control of a third party, even if such a change in control would be beneficial to you.

We have a number of anti-takeover devices in place that will hinder takeover attempts and could reduce the market value of our common stock. Our anti-takeover provisions include:

•	a staggered board of directors;

•	removal of directors only for cause, by 80% of the voting interest of stockholders entitled to vote;

•	blank-check preferred stock;

•	a provision denying stockholders the ability to call special meetings with the exception of Fortress FRIT PINN LLC, Fortress Pinnacle Investment Fund LLC, Greenhill Capital Partners, L.P. and their respective affiliates, so long as they collectively beneficially own at least 50% of our issued and outstanding common stock;

•	our amended and restated certificate of incorporation provides that Global Signal has opted out of the provisions of Section 203 of the Delaware General Corporation Law. Section 203 restricts certain business combinations with interested stockholders in certain situations; and

•	advance notice requirements by stockholders for director nominations and actions to be taken at annual meetings.

In addition, the revolving credit agreement provides that it is an event of default if certain of our present larger shareholders or their affiliates cease to collectively own or control, in certain limited circumstances, at least 51% of the voting interest in our capital stock (other than as a result of an issuance of capital stock by us, in which case such percentage shall be reduced to 40%). However, we have a 30-day grace period to repay the loans or otherwise cure the default if any such change in ownership results from (1) a margin call under the Credit Agreements secured by the shares of our common stock held by certain affiliates of Fortress or (2) from a sale by such shareholders of shares of our common stock (unless any such sale causes such ownership percentage to fall below 40%, in which case there would be an immediate event of default). In addition, it is an event of default if, within any 12 month period, a majority of the members of the board of directors cease to be those persons who were directors as of the first day of that period, or persons whose nomination or election was approved by the board members as of the first day of that period (excluding in the latter case any person whose initial nomination or assumption occurs as a result of an actual or threatened solicitation of proxies or consents for the election or removal of one or more directors by any person or group other than board of directors).

It is also an event of default under the revolving credit agreement if, at any time, Wesley R. Edens, or a replacement who is acceptable to our lenders, ceases to be Chairman of our board of directors, unless a replacement Chairman is appointed, or, if a replacement Chairman has not been appointed, all of the obligations under the revolving credit agreement have been paid in full, within 30 days.

We have not established a minimum dividend payment level, there are no assurances of our ability to pay dividends in the future, and our ability to maintain our current dividend level depends both on our cash flows from existing operations and our ability to invest our capital to achieve targeted returns.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. We have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report filed on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our operating cash flow, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital. Our ability to continue to pay dividends at current levels will depend, among other things, on our ability to invest any capital raised in any offering, at returns similar to the acquisitions we have closed to date.

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

Your ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock.

As of December 31, 2005, Fortress and its affiliates beneficially owned approximately 31,047,879 shares, or 44.8%, of our common stock, Greenhill and its affiliates beneficially own approximately 10,543,978 shares, or 15.3%, of our common stock and Abrams Capital, LLC and its affiliates beneficially own approximately 8,707,241 shares, or 12.7% of our common stock. Three of our directors are affiliated with these stockholders. As a result, Fortress, Greenhill, and Abrams Capital, LLC and their respective affiliates could exert significant influence over our management and policies, and may have interests that are different from yours, and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

A decrease in interest rates may result in a loss in our derivative transactions, which could adversely affect our results of operations and financial condition.

We may enter into anticipatory interest rate swaps from time to time to hedge the financing of communications site acquisitions. Because certain previously forecasted transactions did not occur as originally forecasted, we expect that for a period of time future anticipatory interest rate swaps will not qualify for hedge accounting and as such, any change in the market value of these swaps will be recorded in the results of operations. When interest rates decrease, the market value of these swaps being accounted for as derivatives decrease and as a result our earnings and financial condition are adversely affected.

An increase in interest rates may result in an increase in our interest expense, which could adversely affect our results of operations and financial condition.

We may incur floating rate indebtedness from time to time. In addition, any increase in interest rates also would increase the cost of any new fixed rate borrowings. Although we currently have no borrowings outstanding under our $15.0 million revolving credit agreement, the revolving credit agreement bears interest at floating rates, based on either LIBOR or the bank's base rate. Accordingly, in the event that we incur borrowings under the revolving credit agreement, an increase in the bank's base rate or LIBOR could lead to an increase in our interest expense, or if we borrow money under other credit arrangements, we could incur higher expenses which could have an adverse effect on our results of operations and financial condition.

Our fiduciary obligations to Global Signal OP may conflict with the interests of our stockholders.

Our wholly owned subsidiary Global Signal GP LLC, as the managing general partner of Global Signal OP, may have fiduciary obligations in the future to the limited partners of Global Signal OP, the discharge of which may conflict with the interests of our stockholders. Currently, Global Signal OP does not have any limited partners other than Global Signal Inc. Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. For example, if Global Signal GP LLC has a need for liquidity, the timing of a distribution from Global Signal GP LLC to Global Signal Inc. may be a decision that presents such a conflict. The limited partners of Global Signal OP will have the right, beginning one year after they contribute property to the partnership, to cause Global Signal OP to redeem their limited partnership units for cash or shares of our common stock. As managing partner, Global Signal GP LLC's decision as to whether to exchange units for cash or shares of our common stock may conflict with the interest of our common stockholders.

Future limited partners of Global Signal OP may exercise their voting rights in a manner that conflicts with the interests of our stockholders.

Currently, Global Signal OP does not have any limited partners other than Global Signal Inc. In the future, those persons holding units of Global Signal OP, as limited partners, have the right to vote as a class on certain amendments to the operating partnership agreement, and individually to approve certain amendments that would affect their rights, which voting rights may be exercised by future limited partners in a manner that conflicts with the interests of holders of our common stock.

Item 2.    Properties

Communications Sites

In general, communications towers are vertical metal structures of three types:    guyed towers, lattice towers and monopole towers. The following paragraphs describe the various types of towers.

Guyed towers generally range in height between 200 and 2,000 feet. Guyed towers are supported by cables attached at different levels on the tower that run to anchor foundations in the ground. Guyed towers typically have the capacity to accommodate wireless communications equipment for up to 30 tenants or more, depending on their design.

Lattice towers generally range in height between 150 and 400 feet. Lattice towers are self-supporting towers with three or four legs that taper up from the bottom and join either at the top of the tower or at lower location from which a fully vertical extension rises. Lattice towers typically have the capacity to accommodate wireless communication equipment for up to 12 tenants, depending on their design.

Monopole towers generally range in height between 50 and 200 feet and are self-supporting vertical tubular structures that are lighter than other tower types and typically have the capacity to accommodate wireless communications equipment for up to five tenants, depending on their design.

Capacity is generally not a limiting factor on our leasing of space, as we can usually augment a tower or acquire additional ground space to accommodate additional tenants. On some occasions, we are unable to accommodate a prospective tenant's timing requirements.

As of December 31, 2005, we owned, leased or managed a total of 10,961 towers and other communications sites. The average number of tenants on all of our towers and land sites as of December 31, 2005, was 2.4. No single communications site accounted for more than 1% of the gross margin for the year ended December 31, 2005. In addition, since the beginning of our acquisition program on December 1, 2003 through December 31, 2005, we have acquired 8,038 communications sites, including 6,553 sites from Sprint. We routinely review and dispose of sites which generate negative cash flows and for which the growth prospects are not compatible with our strategy. During 2005 and 2004, we disposed of 95 sites and 81 sites, respectively, of which 76 and 65, respectively, were managed sites. The following table outlines the number and type of our communications sites and the number of tenant leases as of December 31, 2005, as well as the relative contribution to our revenues and gross margin for the year ended December 31, 2005:

	As of December 31, 2005		For the Year Ended December 31, 2005
Type of Communications Sites	Number of Communications Sites	Number of Tenant Leases	Aggregate Revenues ($ thousands)	Percentage of Total Revenues	Gross Margin ($ thousands)	Percentage of Total Gross Margin
Owned(1)
Towers
Guyed	1,829	6,457	$98,557	26.8%	$75,894	35.1%
Self support	2,464	6,579	98,000	26.6	67,155	31.1
Monopole	5,715	10,893	136,123	37.0	60,079	27.8
Total	10,008	23,929	332,680	90.4	203,128	94.0
Other communications sites
Land	234	237	2,343	0.6	2,310	1.1
Rooftop	25	77	1,480	0.4	1,137	0.5
Total	259	314	3,823	1.0	3,447	1.6
Owned sub-total	10,267	24,243	336,503	91.4	206,575	95.6
Managed	694	2,354	31,617	8.6	9,580	4.4
Total	10,961	26,597	$368,120	100.0%	$216,155	100.0%

(1)	Includes communications sites we hold subject to a long-term capital lease we acquired from Sprint.

As of December 31, 2005, we owned in fee or had long-term easements on the land under 1,119 of our owned towers and towers we hold subject to a long-term capital lease, and 247 of our other communications sites. For the land that we do not own or hold in easement, the average remaining life on the ground leases, including our options to renew, was 19.5 years. Generally, our ground leases terminate upon the occurrence of an event of default under the terms of the lease, by our written notice prior to a lease renewal, or by the terms of the lease that may set a maximum number of renewals. Rent payments are generally payable on a monthly or annual basis during the term of the lease. We often have the right to sublease or assign ground leases, and to grant licenses to use the leased communications sites. We are generally responsible for the indemnification of the landlord, and the payment of real estate taxes, general liability insurance and ordinary maintenance costs at the leased sites. Under the terms of the ground leases, we also often have the right of first refusal to purchase the leased property when the landlord receives a third party offer to purchase. The table below indicates our interest in the real property underlying our towers and other communications sites at December 31, 2005 for each classification of real property interest and therefore excludes the 694 managed sites.

Real Property Interest Classification for Owned Communications Sites(1)

Real Property Interest Classification	Number of Towers	Number of Other Communications Sites	Total Number of Communications Sites
Fee owned	735	186	921
Ground lease	8,889	12	8,901
Easement	384	61	445
Total	10,008	259	10,267

(1)	Includes communications sites we hold subject to a long-term capital lease we acquired from Sprint.

During the years ended December 31, 2005 and 2004, we expensed $3.0 million and $1.5 million in real estate taxes, respectively, in each year and $11.5 million and $3.0 million in personal property taxes, respectively, for an annual total of $14.5 million and $4.5 million in real estate and property taxes during the years ending December 31, 2005 and 2004, respectively, or an average of $1,417 per site for the year ended December 31, 2005, and approximately $1,501 per site for the year ended December 31, 2004. The reduction of property tax costs in 2005, as compared to 2004, of $84 per site is related to our holding of 6,553 towers in our Sprint portfolio for approximately seven months of the year, which resulted in the Sprint Towers not incurring a full year of property tax. We hold real and tangible property in many jurisdictions in the United States, Canada and the United Kingdom. Property tax assessment methodologies and rates vary widely throughout the various taxing jurisdictions.

Item 3.    Legal Proceedings

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation, or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2005.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (‘‘NYSE’’), under the symbol ‘‘GSL.’’ The following table sets forth, for the fiscal quarters and periods indicated, the high and low sales prices per share of common stock as reported on the NYSE since our initial public offering on June 3, 2004.

	2005		2004
	High	Low	High	Low
First quarter	$32.46	$25.45	n/a	n/a
Second quarter	$37.85	$27.98	$23.40	$20.00
Third quarter	$47.11	$37.14	$24.00	$19.80
Fourth quarter	$45.33	$39.00	$29.80	$22.50

On March 1, 2006, there were 164 holders of record and approximately 18,000 beneficial owners registered in nominee and street name. We paid cash dividends related to the years ended December 31, 2003, 2004 and 2005 as set forth in the table below and we expect to continue to pay quarterly dividends during 2006.

Dividend Summary

Dividend Period	Pay Date	Dividend per Share ($)	Total Dividend ($ million)	Amount of Dividend Accounted For as Return of Stockholders' Capital ($ million)
October 1 – December 31, 2005	January 19, 2006	$0.5000	$34.7	$34.7
July 1 – September 30, 2005	October 12, 2005	0.5000	34.3	34.3
April 1 – June 30, 2005	July 21, 2005	0.4500	30.8	30.8
January 1 – March 31, 2005	April 21, 2005	0.4000	20.9	17.0
October 1 – December 31, 2004	January 20, 2005	0.4000	20.9	16.4
July 1 – September 30, 2004	October 20, 2004	0.3750	19.1	16.3
June 1 – June 30, 2004	July 20, 2004	0.1030	5.2	5.2
April 1 – May 31, 2004	June 14, 2004	0.2095	8.8	8.8
January 1 – March 31, 2004	April 22, 2004	0.3125	13.1	13.1
October 1 – December 31, 2003	February 5, 2004	0.3125	12.8	0.6
One-time special distribution	February 5, 2004	3.4680	142.2	142.2

Our mortgage loans may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio, as defined in the mortgage loan agreements, would require excess cash flows that could be used to pay dividends, be escrowed and/or be used to repay outstanding principal due under the mortgage loans. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—‘‘The December 2004 Mortgage Loan’’ and ‘‘The February 2006 Mortgage Loan’’.

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants(a)	Weighted-average exercise price of outstanding stock options and warrants ($/share)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by stockholders	1,317,134	$9.41	3,458,051
Equity compensation plans not approved by stockholders	—	—	—
Total	1,317,134	$9.41	3,458,051

Under the terms of our Global Signal Inc. Omnibus Stock Incentive Plan, the number of shares available for future issuance automatically increased by 1.0 million shares on January 1, 2006, and will increase annually each January 1st by the lesser of 1.0 million shares or 2% of the outstanding common shares on December 31st of the preceding year.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act during the last three years preceding the date of this Annual Report on Form 10-K.

In November 2002, in connection with our reorganization, we cancelled our former notes, old common stock and stock options. Pursuant to our reorganization plan, we issued 41,000,000 shares of common stock and warrants to purchase 1,229,850 shares of our common stock that are presently exercisable through October 31, 2007, at an exercise price of $10 per share. As of December 31, 2005, warrants to purchase 784,344 shares of common stock have been exercised. Shares of our common stock were issued in connection with the cancellation of our Senior Notes and pursuant to a $205.0 million equity investment made by Fortress and Greenhill and those senior noteholders who elected shares of our common stock in lieu of cash. Under the prearranged plan of reorganization, Fortress and Greenhill purchased 22,526,598 shares of common stock for an aggregate purchase price of $112.6 million and elected to receive an additional 9,040,166 shares of common stock in lieu of $45.2 million of cash for the 10% Senior Notes due 2008 they held making their total investment in us in connection with the reorganization $157.8 million (before Fortress' stock purchase from Abrams Capital Partners I, L.P., Abrams Capital Partners II, L.P., and Whitecrest Partners, L.P., affiliates of Abrams Capital LLC, our third-largest stockholder, warrant exercise and the return of capital arising from the February 5, 2004 special distribution and our dividends). Other senior noteholders entitled to receive $47.2 million of cash elected to receive 9,433,296 shares of common stock in lieu of cash, making the total equity investment $205.0 million. The warrants were issued in cancellation of the 5½% convertible subordinated notes due 2007 to former stockholders with the receipt of certain releases and to plaintiffs in the settlement of a stockholder class action. Fortress was issued 24,381,646 shares and 418,050 warrants exercisable at $10 per share pursuant to its equity investment and the cancellation of its senior and Convertible Notes. On April 5, 2004, Fortress exercised all of its warrants for 418,050 shares of common stock, at an exercise price of $8.53 per share of common stock. Greenhill was issued 8,422,194 shares pursuant to its equity investment and the cancellation of its Senior Notes. The 18,473,402 shares of our common stock issued to holders of our Senior Notes in consideration for the cancellation of the notes, and the 1,229,850 warrants, of which 784,344 shares of common stock have been issued pursuant to the exercise of these warrants as of December 31, 2005, were issued pursuant to an exemption from registration under the Securities Act in reliance on the provisions of Section 1145 of the United States Bankruptcy Code. The 22,526,598 shares of our common stock issued pursuant to the $112.6 million equity investment made by Fortress and

Greenhill were issued in a private transaction, entered into in connection with our reorganization plan, exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) of the Securities Act.

From November 1, 2002, through December 31, 2005, we granted options, net of forfeited and cancelled options, to purchase a total of 1,741,763 shares of our common stock at an exercise price of $4.26 per share, 1,910,888 options to purchase shares of common stock at an exercise price of $8.53 per share and 507,375 options to purchase shares of common stock at an exercise price of $18.00 per share. These options were granted to employees and directors under our stock incentive plan. This includes options to purchase 820,000 shares of our common stock granted to Mr. Kevin Czinger, a former employee of Fortress Capital Finance LLC, who served on our board of directors from January 2003 until February 2004, and provided financial advisory services to us through March 2004. Of these options, 30% vested on January 9, 2003, 30% were scheduled to vest on December 31, 2004, and the remaining 40% were scheduled to vest on December 31, 2005. Half the options had an exercise price of $5.00 per share and the remainder has an exercise price of $10.00 per share. Pursuant to the terms of our stock incentive plan, the exercise price of the then-outstanding options was adjusted from $10.00 to $8.53 per share and from $5.00 to $4.26 per share, due to the special distribution declared and paid to our stockholders on February 5, 2004. We terminated Mr. Czinger's agreement to provide financial advisory services in March 2004 and the vesting of the outstanding options was modified. Following this modification, he was entitled to exercise 246,000 shares at an exercise price of $4.26 per share and 246,000 shares at an exercise price of $8.53 per share until December 31, 2004. The remaining options to acquire 328,000 shares expired upon his termination pursuant to the terms of the award. As of December 31, 2004, his options were either exercised or expired. These grants were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act.

In March 2004, in connection with our initial public offering and for purposes of compensating Fortress and Greenhill for their successful efforts in raising capital for us, we granted options to Fortress and Greenhill or their respective affiliates, to purchase shares of our common stock in the following amounts: (1) for Fortress (or its affiliates), the right to acquire 644,000 shares which is equal to 8% of the number of shares issued in our initial public offering and (2) for Greenhill (or its affiliate), the right to acquire 161,000 shares which is equal to 2% of the number of shares issued in our initial public offering at an exercise price per share equal to our initial public offering price of the shares in our initial public offering. All of the options are vested immediately and were exercisable and will remain exercisable for ten years from the date of grant. These grants were made in a private transaction exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) of the Securities Act. On December 20, 2004, we issued 32,200 shares of our common stock to Greenhill, pursuant to an exercise of some of its stock options.

On March 15, 2004, we issued 222,713 shares of our common stock to Mr. W. Scot Lloyd pursuant to an exercise of stock options granted to him under our stock incentive plan prior to the termination of his employment on January 16, 2004. In addition, on April 8, 2004, we issued 15,376 shares of our common stock to Mr. Paul Nussbaum, pursuant to an exercise of stock options granted to him under our stock incentive plan prior to the termination of his employment on February 3, 2004. The shares of common stock issued to Mr. Lloyd and Mr. Nussbaum were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act.

On February 14, 2005, in connection with the Sprint Transaction, we entered into an Investment Agreement pursuant to which we issued on the closing of the Sprint Transaction 9,803,922 shares of our common stock to the Investors, for a total consideration of $250 million. These shares were issued in a private transaction exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) of the Securities Act. For more details on the Sprint Transaction and the Investment Agreement, please see ‘‘Item 1—Business—Sprint Transaction’’.

Item 6.	Selected Financial Data

The following table sets forth selected historical consolidated financial data and other information. The statements of operations and statements of cash flows data for the years ended December 31, 2005, 2004, 2003, 2001, the ten months ended October 31, 2002, and the two months ended December 31, 2002, are derived from our audited consolidated financial statements. In addition, the balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our audited consolidated financial statements. The balance sheet data as of October 31, 2002 is derived from our unaudited condensed consolidated interim financial statements.

On November 1, 2002, we emerged from Chapter 11. In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted fresh start accounting as of November 1, 2002, and our emergence from Chapter 11 resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity's assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be the close of business on November 1, 2002, for financial reporting purposes. As stated above, the periods presented prior to November 1, 2002, have been designated ‘‘Predecessor Company’’ and the periods starting on November 1, 2002, have been designated ‘‘Successor Company.’’ As a result of the implementation of fresh start accounting as of November 1, 2002, our financial statements after that date are not comparable to our financial statements for prior periods because of the differences in the basis of accounting and the debt and equity structure for the Predecessor Company and the Successor Company. The more significant effects of the differences in the basis of accounting on the Successor Company's financial statements are (1) lower depreciation and amortization expense as a result of the revaluation of our long-lived assets downward by $357.2 million through the application of fresh start accounting and (2) lower interest expense as a result of the discharge of $404.8 million of debt upon our emergence from bankruptcy.

The information set forth below should be read in conjunction with ‘‘Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,’’ and our consolidated financial statements and their related notes included elsewhere in this Annual Report on Form 10-K.

	Successor Company				Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Two Months Ended December 31, 2002	Ten Months Ended October 31, 2002	Year Ended December 31, 2001
	(in thousands, except per share and tower data)
STATEMENT OF OPERATIONS DATA(1)
Revenues	$368,120	$180,297	$163,643	$26,900	$137,435	$174,024
Direct site operating expenses (excluding impairment losses, depreciation, amortization and accretion expense)	151,965	55,503	54,701	8,728	46,570	64,672
Gross margin	216,155	124,794	108,942	18,172	90,865	109,352
Other expenses:
Selling, general and administrative	39,600	27,645	28,393	4,742	27,523	48,034
Sprint sites integration costs	7,081	—	—	—	—	—
State franchise, excise and minimum taxes	(177)	69	848	330	1,671	1,877
Depreciation, amortization and accretion(2)	135,992	54,075	47,137	10,119	73,508	118,447
Impairment loss on assets	—	—	—	—	5,559	293,372
Reorganization costs	—	—	—	—	59,124	—
Unsuccessful debt restructuring costs	—	—	—	—	—	1,702
Total operating expenses	182,496	81,789	76,378	15,191	167,385	463,432
Operating income (loss)	33,659	43,005	32,564	2.981	(76,520)	(354,080)
Interest expense, net	75,611	27,489	20,265	4,041	45,720	88,731
Loss (gain) on derivative instruments	(3,408)	40	212	—	—	—
Loss on early extinguishment of debt	461	9,018	—	—	(404,838)	—
Income (loss) from continuing operations	(38,189)	6,243	12,862	(1,163)	288,326	(436,068)
Income (loss) from discontinued operations	(1,080)	490	1,025	169	(32,076)	(6,490)
Net income (loss)	(39,736)	6,872	13,161	(996)	256,172	(448,202)
Income (loss) from continuing operations per share (basic)	$(0.61)	$0.14	$0.31	$(0.02)	$5.94	$(9.00)
Income (loss) from continuing operations per share (diluted)	$(0.61)	$0.13	$0.31	$(0.02)	$5.94	$(9.00)
Net income (loss) per share (basic)	$(0.64)	$0.15	$0.32	$(0.02)	$5.27	$(9.25)
Net income (loss) per share (diluted)	$(0.64)	$0.14	$0.32	$(0.02)	$5.27	$(9.25)
Ordinary cash dividends declared per share	$1.85	$1.40	$0.31	$—	$—	$—
Special cash distribution declared per share	$—	$—	$3.47	$—	$—	$—
Weighted average shares of common stock outstanding (basic)	62,254	46,831	41,000	41,000	48,573	48,431
Weighted average shares of common stock outstanding (diluted)	62,254	49,683	41,112	41,000	48,573	48,431
STATEMENT OF CASH FLOWS DATA
Net cash flows provided by operating activities	$124,382	$83,546	$59,218	$7,193	$20,869	$27,125
Net cash flows used in investing activities	(1,392,583)	(447,734)	(36,181)	(727)	(3,920)	(27,184)
Net cash flows provided by (used in) financing activities	1,308,899	361,449	(17,840)	(9,626)	(22,102)	(31,687)
Payments made in connection with acquisitions	1,428,601	366,806	29,551	—	120	20,772
Capital expenditures	19,112	9,057	8,544	762	9,273	28,787

	Successor Company				Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Two Months Ended December 31, 2002	Ten Months Ended October 31, 2002	Year Ended December 31, 2001
	(in thousands, except per share and tower data)
BALANCE SHEET DATA
Cash	$47,793	$5,991	$9,661	$4,350	$21,819	$13,187
Total assets	2,288,812	923,369	519,967	528,040	909,098	1,034,333
Long-term debt	1,693,058	698,652	257,716	256,107	6,610	9,274
Stockholders' equity	453,189	153,197	217,532	204,330	354,917	83,798
OTHER DATA
Number of towers and other communications sites (at end of period)	10,961	4,060	3,276	3,480	3,481	3,881
Adjusted EBITDA(3)	$183,963	$102,308	$82,187	$12,989	$(31,185)	$(242,786)
Adjusted FFO(4)	106,506	72,394	60,177	7,773	(72,877)	(321,068)

(1)	During the ten months ended October 31, 2002, the two months ended December 31, 2002 and the years ended December 31, 2005, 2004 and 2003, we disposed of, or held for disposal by sale, certain non-core assets and underperforming sites, which have been accounted for as discontinued operations. Their results for all periods presented are not included in results from continuing operations.

(2)	Depreciation, amortization and accretion expense for the ten months ended October 31, 2002 and two months ended December 31, 2002, are not proportional because the Successor Company's depreciable assets have a lower basis. Following the restructuring transaction, assets were revalued, including all long-lived assets, to their fair market value, thereby lowering the depreciable basis.

(3)	Adjusted EBITDA is a non-GAAP measure. We believe adjusted EBITDA is useful to an investor in evaluating our performance as it is one of the primary measures used by our management team to evaluate our operations, is widely used in the tower industry in similar forms to measure performance and was used in our credit facility to measure compliance with covenants and we expect it to be used in future credit facilities we may obtain. Adjusted EBITDA consists of net income (loss) (computed in accordance with generally accepted accounting principals of GAAP), before interest, income tax expense (benefit), depreciation, amortization and accretion, gain or loss on extinguishment of debt, non-cash stock based compensation expense, Sprint integration costs, straight-line revenues, straight-line rent expense, gain or loss on sale of properties, gain or loss on derivative instruments and asset impairment. See ‘‘Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Adjusted EBITDA’’ for a more detailed discussion of why we believe it is a useful measure.

(4)	Adjusted Funds From Operations (AFFO) is a non-GAAP measure. AFFO, for our purposes, represents net income (loss) (computed in accordance with generally accepted accounting principles or GAAP), excluding depreciation, amortization and accretion on real estate assets; gain or loss on extinguishment of debt, non-cash stock based compensation expense, Sprint integration costs, straight-line revenues, straight-line rent expense, gain or loss on sale of properties, gain or loss on derivative instruments and asset impairment. We believe AFFO is an appropriate measure of our performance because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. See ‘‘Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Adjusted Funds From Operations’’ for a more detailed discussion of why we believe it is a useful measure.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with ‘‘Selected Financial Data’’ and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward-looking statements that include numerous risks and uncertainties as described in ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ and in ‘‘Risk Factors.’’ For purposes of this discussion, ‘‘2005’’ refers to the year ended December 31, 2005, ‘‘2004’’ refers to the year ended December 31, 2004 and ‘‘2003’’ refers to the year ended December 31, 2003.

Executive Overview

Global Signal, formerly known as Pinnacle Holdings Inc., is one of the largest communications tower operators in the United States. Our growth strategy is to grow (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy, we will seek to increase our dividend per share over time. Our dividend for the three months ended December 31, 2005, of $0.50 per share of common stock, represented a 25% increase over the total per share dividend we paid for the three months ended December 31, 2004, of $0.40.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders and comply with various other requirements. We also have certain subsidiaries that are not qualified REIT subsidiaries and therefore their operations will be subject to federal income tax. Since May 12, 2004, we own substantially all of our assets and conduct substantially all of our operations through an operating partnership, Global Signal Operating Partnership, L.P., or ‘‘Global Signal OP’’. Global Signal Inc. is the special limited partner and our wholly owned subsidiary, Global Signal GP LLC, is the managing general partner of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of December 31, 2005, we had more than 26,000 tenant leases on our communications sites with over 2,000 customers. Our revenues from wireless telephony tenants have increased to 78.8% of revenues for the three months ended December 31, 2005, from 40.5% of revenues for the three months ended December 31, 2003.

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

Our growth will be primarily affected by the future demand for communications sites by wireless telephony service providers, paging service providers, users of mobile radio services and government agencies. In recent years, we have experienced significant demand from our wireless telephony customers as they expand their networks, while our paging and mobile radio customers have contracted their networks. The demand for communications site space by wireless telephony service providers is expected to be driven by growth in the number of their subscribers and their utilization of wireless telephony services, including utilization of their networks for data services. In addition, demand could also be affected by carrier consolidation, because consolidation has resulted in duplicative coverage and excess network capacity. For example, on October 26, 2004, Cingular merged with AT&T Wireless, and subsequently announced plans to eliminate approximately 7,000 of its cell sites as part of their integration of the two networks. As of December 31, 2005, 249 of our sites are occupied by both Cingular and AT&T Wireless and the combined revenues from AT&T Wireless and Cingular on these sites was approximately $3.1 million for the three months ended December 31, 2005. In addition, Sprint merged with Nextel Communications on August 3, 2005. As of December 31, 2005, 1,200 of our sites are occupied by both Sprint and Nextel and the combined revenues from Sprint and Nextel on these sites was approximately $12.5 million for the three months ended December 31, 2005. On August 1, 2005, Alltel completed its purchase of Western Wireless. As of December 31, 2005, none of our sites are occupied by both Alltel and Western Wireless. On November 16, 2004, Arch Wireless merged with Metrocall Holdings, Inc. to form USA Mobility, Inc., our largest paging customer. Both customers offer paging services throughout the United States and consequently have duplicate coverage in most markets. In addition to the tenants with overlapping networks that have two installations and leases at our sites, some of these tenants are located on our towers and nearby communications towers owned by our competitors As a result of these mergers, network consolidations by these tenants could adversely impact tenant lease revenues at some of our sites. Lastly, the demand for communications site space by government entities will be driven by the agencies' demand for new digital networks and the ability to communicate with other government agencies as well as their ability to gain funding for such networks.

On May 21, 2002, Global Signal, then known as Pinnacle Holdings Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On October 9, 2002, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan of Reorganization dated September 23, 2002, or the Prearranged Plan, which became effective on November 1, 2002. Since our reorganization in November 2002, we have installed a new management team and reengineered our business processes. In February 2004, we refinanced our balance sheet through a $418.0 million tower asset securitization, which provided us with low-cost fixed-rate debt. Furthermore, we have disposed of certain non-core communications sites and under-performing sites to enhance our operating margins.

Our growth opportunities are primarily linked to organic growth on our existing towers and acquiring additional towers on which our wireless customers will seek to locate their equipment, thereby growing our overall tenant base. Since November 2002, our number of communications sites has grown from approximately 3,300 to 10,961 at December 31, 2005, primarily as a result of our acquisition strategy. See ‘‘Acquisitions and Dispositions of Communications Sites’’ below. A key component of our growth strategy is our capital management strategy, which supports the financing of our tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using additional equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. For example, in December 2004, we issued a $293.8 million mortgage loan to partially finance the acquisition of $450.0 million of tower acquisitions, and in February 2006, we issued $1.55 billion in mortgage loans to provide fixed rate financing for the Sprint Transaction and other tower acquisitions completed since April 2005, and to refinance our February 2004 mortgage loan. Prior to financing newly acquired towers using mortgage-backed securities, our strategy is to finance communications sites we acquire on a short-term basis through credit facilities we expect to obtain similar to our April 2005 acquisition credit facility and our bridge loan, both of which we repaid with a portion of the net proceeds from our February 2006 mortgage loan.

Prior to our reorganization, we acquired certain non-strategic assets unrelated to our core tower business, which have subsequently been sold, and our former management was unable to efficiently integrate and manage our communications sites. Our current growth strategy, which is in part based on a new site acquisition and development strategy, is significantly different. The primary differences are (1) our strategy to finance our new tower acquisitions using a capital structure that uses low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities combined with proceeds from equity offerings, (2) our strategy to buy core tower assets with in-place telephony, government or investment grade tenants where we believe there is a high likelihood of multiple lease renewals, (3) our underwriting process which is generally designed to allow us to evaluate and price acquisitions based on their current yield and on the asset and tenant attributes and location of the asset and (4) our focus on integrating, maintaining and operating the assets we acquire efficiently and effectively.

The primary factors affecting our determination of the value of a communications site are the cash flows of the site, its location and the immediate area's competitive structures, tenant base, tenant credit quality and zoning restrictions. While we also have communications sites located in Canada and the United Kingdom, our communications sites are primarily located in the United States. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing suburban communities. We also have a diverse tenant base, which includes large and small wireless service providers, government agencies, and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to significantly lesser credits, including small independent operations.

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

For the year ended December 31, 2005, 91.4% and 95.6% of our revenues and gross margin, respectively, were generated from our owned communications sites, (including communications sites we hold subject to a long-term capital lease acquired from Sprint) while 8.6% and 4.4% of our revenues and gross margin, respectively, were generated from our managed communications sites. For the year ended December 31, 2005, 72.4% of our revenues were generated from telephony leases. For the year ended December 31, 2004, 82.6% and 91.7% of our revenues and gross margin, respectively, were generated from our owned communications sites, while 17.4% and 8.3% of our revenues and gross margin, respectively, were generated from our managed communications sites. For the year ended December 31, 2004, 46.0% of our revenues were generated from telephony leases. Typically, our tenant lease agreements are specific to a site, are for terms of one to ten years and are renewable for multiple pre-determined periods at the option of the tenant. Rents under the tenant leases are generally due to us on a monthly basis, and revenues from each agreement are recognized monthly. These agreements typically contain fixed-price annual escalation clauses. However, rental revenues are recognized in our financial statements on a straight-line basis over the contractual term of the agreements excluding customer renewal options.

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, and radio and television broadcast. For the three months ended December 31, 2005, 2004 and 2003, our revenues mix for the primary technology categories was as follows:

Revenues Percentage by Tenant Technology Type

	Percent of Revenues for the Three Months Ended December 31,
Tenant Technology Type	2005	2004	2003
Telephony (PCS, Cellular, ESMR)	78.8%	49.7%	40.5%
Mobile radio	9.5	21.8	25.9
Paging	6.5	18.5	21.5
Broadcast	3.4	6.8	7.3
Wireless data and other	1.8	3.2	4.8
Total	100.0%	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not have a fully prepaid interest in the land at the site), utilities, property and ad valorem taxes, insurance and site maintenance costs. Many of our ground lease agreements contain escalation clauses that are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For ground leases with escalation clauses based on a fixed percentage rate, ground rental expenses are recognized in our financial statements on a straight-line basis over the shorter of (i) the contractual term of the ground lease agreement assuming we exercise all renewal options or (ii) the first renewal option period ending after the later of (a) our tenant leases that were in place or that we anticipated being in place at the date we entered into the ground lease or acquired the communications site or (b) the depreciable life of the assets located on the leased property.

Other shared costs such as property management, site operations and contract administration are included in selling, general and administrative as described below. Because the costs of operating an owned site generally do not increase significantly as we add additional tenants, new lease revenues from additional tenants added to a particular site provide high incremental gross margin for that site. Similarly, the loss of any tenant on an owned site does not significantly reduce the costs associated with operating that site and, as a result, the lost lease revenues will reduce cash flows and gross margin for that site. Fluctuations in our gross margins on owned sites are directly related to changes in our tenant lease revenues. For managed sites, we typically pay the site owner either a fixed rental payment, a percentage of revenues or a combination of a fixed rental payment plus a percentage of revenues. In instances where we pay the landlord a percentage of revenues, changes in revenues result in an increase or decrease, as applicable, in our communications site operating expenses.

Selling, general and administrative expenses consist of five major components: (1) sales, marketing and collocations; (2) property management and site operations; (3) contracts administration; (4) business development including acquisitions and new builds; and (5) administrative support including legal, human resources, finance, accounting and information technology.

Acquisitions and Dispositions of Communications Sites

Our financial results are also impacted by the timing, size and number of acquisitions and dispositions we complete in a period. Our number of active communications sites increased from 4,060 at December 31, 2004 to 10,961 at December 31, 2005. In addition, we routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. During 2005, 2004 and 2003, we disposed of 95, 81 and 134 under-performing sites, respectively, primarily consisting of managed sites, and as of December 31, 2005, we had 213 other sites held for sale.

On May 26, 2005, we, Sprint Corporation (a predecessor of Sprint Nextel Corporation) (‘‘Sprint’’) and certain Sprint subsidiaries (the ‘‘Sprint Contributors'), closed on an agreement to contribute, lease and sublease communications sites from Sprint (the ‘‘Agreement to Lease’’). Under the Agreement to Lease, we will lease or operate for a period of 32 years 6,553 communications tower sites and the related towers and assets (collectively, the ‘‘Sprint Towers’’) from newly formed special purpose entities of Sprint (collectively, ‘‘Sprint TowerCo’’), under master leases for which we paid an upfront rental payment of approximately $1.2 billion as prepaid rent (the ‘‘Upfront Rental Payment’’) (the ‘‘Sprint Transaction’’). In connection with the Sprint Transaction, certain Sprint entities agreed to lease space on 6,342 of the Sprint Towers. The Sprint Towers had over 5,600 collocation leases with other wireless tenants as of May 26, 2005, and substantially all of the revenues from the Sprint Towers are derived from wireless telephony tenants. We accounted for this transaction as a capital lease reflecting the substance similar to an acquisition. In the fourth quarter, we adjusted our purchase price allocation based on an appraisal of the Sprint sites assets, which we received from our third party valuation firm. The fourth quarter impact was approximately $8.5 million of additional depreciation, amortization and accretion of which approximately $5.1 million relates to periods the period from May 26, 2005 to September 30, 2005. We financed the Sprint Transaction with (i) an $850.0 million bridge loan (which we repaid with a portion of the net proceeds from our February 2006 mortgage loan), (ii) $250.0 million from the proceeds of a private placement of our common stock and (iii) a portion of the proceeds from our May 2005 public offering of our common stock.

In addition to the Sprint Transaction, from December 2003 through December 31, 2005, we acquired 1,485 other communications sites for approximately $573.7 million, including fees and expenses. During this time, we also invested an additional $29.3 million, including fees and expenses, to acquire a fee interest or permanent or long-term easement under 243 communications towers where we previously had a leasehold interest in the land. We have financed these activities with a $293.8 million mortgage loan, which we issued in December 2004, borrowings under our $200.0 million acquisition credit facility (which we repaid with a portion of the net proceeds from our February 2006 mortgage loan) and a portion of the proceeds from our June 2004 initial public offering and our May 2005 public offering of common stock.

Some of the more significant acquisitions we have completed are as follows:

Seller	Acquisition Closing Dates	Number of Acquired Communications Sites	Purchase Price, Including Fees & Expenses ($ millions)	% of Revenues from Investment Grade or Wireless Telephony Tenants(1)	Primary Site Locations
Sprint Corporation	May 26, 2005	6,553	$1,220.7	99.6%	Nationwide
Triton PCS Holdings, Inc.	June 30, July 28 and October 20, 2005	167	$53.4	99.2%	North Carolina, South Carolina and Georgia
Lattice Communications, LLC	October 2004 through June 2005	237	$116.2	91.9%	Indiana, Ohio, Alabama, Kansas and Georgia
GoldenState Towers LLC(2)	November 11, 2004	214	$64.8	98.2%	California, Oregon, Idaho, Washington, Nevada and Arizona
Tower Ventures III, LLC(2)	June 30, 2004	97	$53.0	99.6%	Tennessee, Mississippi, Missouri and Arkansas

(1)	As of the time of acquisition.

(2)	Acquisition of the membership interests of the named entity, which owns the towers.

As of December 31, 2005, we have executed definitive agreements and non-binding letters of intent with other parties to acquire an additional 29 communications sites and 140 fee interest or permanent or long-term easements, for an aggregate purchase price of approximately $45.3 million, including estimated fees and expenses. We are in the process of performing due diligence on additional communications sites under non-binding letters of intent and seeking to negotiate definitive agreements.

Recent Financial Developments

Accounting for Stock-based Compensation

The new accounting requirements for stock options and other stock-based compensation will, if we make additional awards, require us to recognize more expense for employee and director related stock option awards than in the past. As of January 1, 2006, we had no unvested stock options.

February 2006 Mortgage Loan

On February 28, 2006, we borrowed $1.55 billion under three mortgage loans made payable to a trust which simultaneously issued commercial mortgage backed certificates. A portion of the net proceeds was used to repay in full (i) our $850.0 million Bridge Loan, (ii) our Acquisition Credit Facility and (iii) our February 2004 mortgage loan. As a result of the early repayment of this debt, we will write-off as a loss on early extinguishment of debt in the first quarter of 2006, unamortized deferred financing costs of approximately $10.7 million, unamortized hedging costs from accumulated other comprehensive loss of approximately $3.4 million and a $7.0 million prepayment penalty related to our February 2004 mortgage loan repayment. Concurrent with the pricing of the February 2006 mortgage loan, we terminated the related interest rate swaps and received a payment, excluding accrued interest, of $33.9 million, of which $30.1 million will be recorded as part of accumulated comprehensive income (loss) and amortized as a reduction of interest expense using the effective interest rate method over five years, the anticipated life of the February 2006 mortgage loan. The impact of amortizing the swap settlement over the anticipated life of the February 2006 mortgage loan will be a reduction of interest expense of approximately $6.0 million on an annual basis.

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

We financed the Sprint Transaction with an $850.0 million bridge loan (which was subsequently repaid with a portion of the proceeds of the February 2006 mortgage loan), a $250.0 million private sale of shares of common stock pursuant to an investment agreement entered into as part of the Sprint Transaction (‘‘Investment Agreement’’ described below) and cash received from our May 2005 public common stock offering. As a result, we have substantially increased the amount of our debt outstanding and interest expense. In addition, the shares issued in the recent offerings increased the number of shares outstanding by approximately 16.1 million, which will affect our future income (loss) per share.

The Sprint Transaction is significantly larger than any acquisition we have completed to date. There are more Sprint Towers than the number of communications sites we operated prior to the Sprint Transaction. The integration of the 6,553 Sprint Towers into our operations is a significant undertaking. To manage the Sprint Towers, we have added over 100 additional employees which has added significant recurring costs. We have also incurred $7.1 million of non-recurring integration costs with respect to the Sprint Transaction that were expensed in 2005 as incurred. We believe that the Sprint integration is substantially complete and we expect to incur less than $0.5 million of additional integration costs which will be expensed in the first quarter of 2006.

As a result of our increased depreciation, amortization and accretion expenses, integration costs, additional selling, general and administrative expenses and interest expense, we have generated net losses after the closing of the Sprint Transaction and expect these net losses to be larger in 2006 due to a full year of operations of the Sprint sites versus seven months in 2005.

Internal Control Remediation

As of December 31, 2005, we had two material weaknesses in our internal controls over financial reporting. To remediate these material weaknesses, we will spend significant amounts which will be expensed as additional selling, general and administrative expense and capitalized as fixed assets during 2006, including costs related to (i) computer system enhancements, and the likely replacement of our lease administration system, manageStar, (ii) data revalidation and (iii) redesigning processes and controls.

Results of Operations

Comparison of 2005 to 2004

The following table sets forth, for the periods indicated, each statement of operations item and such item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included herein.

	Year Ended December 31,
(dollars in thousands)	2005	%	2004	%	Var	%
Revenues	$368,120	100.0%	$180,297	100.0%	$187,823	104.2%
Direct site operating expenses (excluding depreciation, amortization and accretion)	151,965	41.3	55,503	30.8	96,462	173.8
Gross margin	216,155	58.7	124,794	69.2	91,361	73.2
Other expense:
Selling, general and administrative (including non-cash stock-based compensation expense)	39,600	10.8	27,645	15.4	11,955	43.2
Sprint sites integration costs	7,081	1.9	—	0.0	7,081	N/A
State franchise, excise and minimum taxes	(177)	(0.1)	69	0.0	(246)	N/A
Depreciation, amortization and accretion	135,992	37.0	54,075	30.0	81,917	151.5
	182,496	49.6	81,789	45.4	100,707	123.1
Operating income	33,659	9.1	43,005	23.8	(9,346)	(21.7)
Interest expense, net	75,611	20.5	27,489	15.2	48,122	175.1
Loss (gain) on derivative instruments	(3,408)	(0.9)	40	0.0	(3,448)	N/A
Loss on early extinguishment of debt	461	0.1	9,018	5.0	(8,557)	(94.9)
Other income	(194)	(0.0)	(126)	(0.1)	(68)	(54.0)
Income (loss) from continuing operations before income tax benefit (expense)	(38,811)	(10.6)	6,584	3.7	(45,395)	N/A
Income tax benefit (expense)	622	0.2	(341)	(0.2)	963	N/A
Income (loss) from continuing operations	(38,189)	(10.4)	6,243	3.5	(44,432)	N/A
Income (loss) from discontinued operations	(1,080)	(0.3)	490	0.2	(1,570)	N/A
Income (loss) before gain (loss) on sale of properties	(39,269)	(10.7)	6,733	3.7	(46,002)	N/A
Gain (loss) on sale of properties	(467)	(0.1)	139	0.1	(606)	N/A
Net income (loss)	$(39,736)	(10.8)%	$6,872	3.8%	$(46,608)	N/A

Revenues

Our revenues increased $187.8 million or 104.2% for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily as a result of the Sprint Transaction and the acquisition of other communications sites since January 1, 2004. Our mix of revenues from wireless telephony customers as a percentage of total revenues increased to 72.4% for the year ended December 31, 2005, from 46.0% for the year ended December 31, 2004, primarily as a result of the acquisitions and revenues from new telephony tenant leases. Revenues from Sprint Nextel, after giving affect to Sprint's acquisition of Nextel and three Sprint branded wireless affiliates in 2005, comprised 31.1% of our revenues and from Cingular comprised 14.9%, of our revenues for the year ended December 31, 2005.

Expenses

Direct Site Operating Expenses (Excluding Depreciation, Amortization and Accretion)

Our direct site operating expenses increased $96.5 million primarily due to direct site operating expenses associated with the Sprint Towers along with other communications sites we have acquired since January 1, 2004. These increases were partially offset by decreased rent expense associated with our purchase of a fee interests or permanent or long-term easements on parcels of land which we previously leased under towers we own. As a percentage of revenues, our direct site operating expenses increased to 41.3% of revenues for the year ended December 31, 2005, from 30.8% of revenues for the year ended December 31, 2004, primarily due to the Sprint Towers which have lower tenant revenues per tower and higher ground rent expense as a percentage of revenues than our other communications sites.

Selling, General and Administrative (Including Non-cash Stock-based Compensation)

Our selling, general and administrative expenses increase of $12.0 million was primarily attributable to (i) increases in personnel and related expenses associated with the increase in our corporate staff necessary to manage the growth of the Company, primarily related to the addition of the Sprint Towers and (ii) increased professional fees primarily due to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and to a significant number of IT system enhancement projects. These increases were partially offset by $2.0 million decrease in non-cash stock-based compensation expense due to the 2004 termination of a contract with a former Fortress employee who provided us with financial advisory services. As a percentage of revenues, our selling, general and administrative expenses declined to 10.8% of revenues for the year ended December 31, 2005 from 15.4% of revenues for the year ended December 31, 2004.

Sprint Integration Costs

In connection with the Sprint Transaction, we incurred $7.1 million of integration expenses that do not qualify as capitalized acquisition costs and are not expected to be ongoing after the Sprint integration is complete. The costs incurred include engineering reviews and the purchase of site related documents, site inspections and ground and tenant lease reviews.

State Franchise, Excise and Minimum Taxes

Our state franchise, excise and minimum taxes were $(0.2) million in 2005 versus $0.1 million in 2004 primarily as a result of the reversal of various loss accruals related to tax exposures which are no longer probable due to the closure of the related tax examinations.

Depreciation, Amortization and Accretion

The increase in depreciation, amortization and accretion of $81.9 million for 2005 compared to 2004 was primarily due to the acquisition of 7,109 communications sites during the period from January 1, 2005 through December 31, 2005, including the Sprint Towers, and a full year of depreciation and amortization from the 2004 acquisitions.

Interest Expense, Net

Our net interest expense increase of $48.1 million is related to the increase in the amount of debt in our capital structure resulting primarily from (i) the $293.8 million December 2004 mortgage loan, (ii) borrowings under our $200.0 million acquisition credit facility and (iii) borrowing under our $850.0 million bridge loan related to financing the Sprint Transaction.

Gain on Derivative Instruments

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted-average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005, and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above would not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps were recognized in the income statement, resulting in a gain of $2.3 million 2005. At December 31, 2005, these six interest rate swaps had a combined fair value of $3.4 million due from the counterparty.

On February 2, 2005, and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which was expected to be replaced by a mortgage loan which was consummated on February 28, 2006, for a total notional value of $850.0 million. We incurred the $850.0 million bridge loan at the time of the closing of the Sprint Transaction. Under the interest rate swaps, we agreed to pay the counterparty a weighted-average fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period. The February and March 2005 interest rate swaps had a fair value of $19.2 million due from the counterparty at December 31, 2005. A portion of these swaps was ineffective resulting in a gain of $1.1 million being recorded for 2005.

Loss on Early Extinguishment of Debt

The $0.5 million loss on extinguishment of debt for the year ended December 31, 2005, relates to the write-off of deferred debt costs associated with the term loan portions of the Revolving Credit Agreement which was repaid and terminated in conjunction with our May 9, 2005, equity offering. The $9.0 million loss on extinguishment of debt in 2004 relates to the following two refinancings. First, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan, the February 2004 mortgage loan, made payable to a newly formed trust. A portion of the net proceeds were used to repay outstanding borrowings under our old credit facility, and as a result of this repayment, this facility was terminated and $8.4 million of unamortized deferred financing costs related to the old credit facility were written off. Second, on December 7, 2004, we borrowed $293.8 million under a second mortgage loan to finance newly acquired communications sites. A portion of the net proceeds was used to repay outstanding borrowings under our credit facility, and as a result of this repayment, this facility was terminated and $0.6 million of unamortized deferred financing costs related to this credit facility were expensed.

Income Tax Benefit (Expense)

Our income tax benefit in 2005 of $0.6 million primarily relates to a reversal of temporary differences previously recognized. During 2004, we had an income tax expense of $0.3 million resulting primarily from changes in estimates of our 2003 tax expense.

Comparison of 2004 to 2003

The following table sets forth, for the periods indicated, each statement of operations item and such item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included herein.

	Year Ended December 31,
(dollars in thousands)	2004	%	2003	%	Var	%
Revenues	$180,297	100.0%	$163,643	100.0%	$16,654	10.2%
Direct site operating expenses (excluding depreciation, amortization and accretion)	55,503	30.8	54,701	33.4	802	1.5
Gross margin	124,794	69.2	108,942	66.6	15,852	14.6
Other expense:
Selling, general and administrative (including non-cash stock-based compensation expense)	27,645	15.4	28,393	17.4	(748)	(2.6)
State franchise, excise and minimum taxes	69	0.0	848	0.5	(779)	(91.9)
Depreciation, amortization and accretion	54,075	30.0	47,137	28.8	6,938	14.7
	81,789	45.4	76,378	46.7	5,411	7.1
Operating income	43,005	23.8	32,564	19.9	10,441	32.1
Interest expense, net	27,489	15.2	20,265	12.4	7,224	35.6
Gain on derivative instruments	40	0.0	212	0.1	(172)	(81.1)
Loss on early extinguishment of debt	9,018	5.0	—	0.0	9,018	N/A
Other income	(126)	(0.1)	(110)	(0.1)	(16)	14.5
Income from continuing operations before income tax benefit (expense)	6,584	3.7	12,197	7.5	(5,613)	(46.0)
Income tax benefit (expense)	(341)	(0.2)	665	0.4	(1,006)	N/A
Income from continuing operations	6,243	3.5	12,862	7.9	(6,619)	(51.5)
Income from discontinued operations	490	0.2	1,025	0.6	(535)	(52.2)
Income before gain (loss) on sale of properties	6,733	3.7	13,887	8.5	(7,154)	(51.5)
Gain (loss) on sale of properties	139	0.1	(726)	(0.5)	865	N/A
Net income	$6,872	3.8%	$13,161	8.0%	$(6,289)	(47.8)

Revenues

Our revenues increased $16.7 million or 10.2%, as a result of $11.1 million in revenues from our acquisition of 929 communications sites during the period from December 1, 2003 through December 31, 2004, and from internal growth. Our internal revenue growth was primarily a result of growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants.

Expenses

Direct Site Operating Expenses (Excluding Impairment Losses, Depreciation, Amortization and Accretion)

Our direct site operating expenses increased $0.8 million primarily due to increased tower cost associated with the 929 communications sites we acquired during the period from December 1, 2003 through December 31, 2004. These additional costs from the acquired communications towers were partially offset by decreases in maintenance expenses at our existing communications sites. As a percentage of revenues, our direct site operating expenses decreased to 30.8% of revenues for 2004 from 33.4% of revenues for 2003.

Selling, General and Administrative (Including Non-cash Stock-based Compensation)

Our selling, general and administrative expenses decrease of $0.7 million was primarily attributable to a $0.9 million decline in legal and professional fees, a $1.5 million decline in monitoring fees paid to

Fortress and Greenhill, as the monitoring agreement was terminated effective March 2004, and a decline in personnel related costs. These declines were partially offset by an increase in non-cash stock based compensation expense of $2.8 million. In August 2003, our board of directors awarded options to purchase shares of our common stock to a former employee of Fortress Capital Finance LLC, who provided financial advisory services to us. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified. As a result of the services provided before the termination, the termination of this individual's agreement and the resulting modification, we recorded a total expense of $2.6 million in 2004 related to these stock options, which concludes all charges to be recognized related to this agreement. During 2003, we recognized $1.5 million in non-cash stock-based compensation related to this agreement. In addition, during 2004, we recognized $0.4 million in stock-based compensation related to 20,000 fully-vested, unrestricted shares of common stock issued to our four independent directors upon consummation of our initial public offering and $1.3 million related to options granted to an executive that were granted at an exercise price less than the market value of the stock on the grant date. As a percentage of revenues, our total selling, general and administrative expenses declined to 15.4% of revenues for 2004 from 17.4% of revenues for 2003.

State Franchise, Excise and Minimum Taxes

Our state franchise, excise and minimum taxes decreased to $0.1 million in 2004, from $0.8 million in 2003, primarily as a result of a reversal of various tax reserves related to contingencies that were no longer probable.

Depreciation, Amortization and Accretion

The increase in depreciation, amortization and accretion of $6.9 million for 2004, compared to 2003, was primarily due to the acquisition of 929 wireless communications sites during the period from December 1, 2003, through December 31, 2004.

Interest Expense, Net

Our net interest expense increase of $7.2 million was related to the increase in the amount of debt in our capital structure resulting from (i) the February 5, 2004 mortgage loan transaction, which included the repayment of our old credit facility and borrowing $418.0 million under the February 2004 mortgage loan and (ii) borrowings related to the acquisition of communications sites during 2004.

Loss on Extinguishment of Debt

On February 5, 2004, Pinnacle Towers LLC, then known as Pinnacle Towers Inc., and 13 of its direct and indirect subsidiaries borrowed $418.0 million under a mortgage loan, the February 2004 mortgage loan, made payable to a newly formed trust. A portion of the net proceeds was used to repay outstanding borrowings under our old credit facility, and as a result of this repayment, this facility was terminated and $8.4 million of unamortized deferred financing costs related to the old credit facility were expensed. On December 7, 2004, we borrowed $293.8 million under a second mortgage loan to finance newly acquired communications sites. A portion of the net proceeds was used to repay outstanding borrowings under our credit facility, and as a result of this repayment, this facility was terminated and $0.6 million of unamortized deferred financing costs related to the credit facility were expensed.

Income Tax Benefit (Expense)

Our income tax expense in 2004 of $0.3 million primarily related to changes in estimates of our 2003 tax expense, recorded in 2004 when known. During 2003, we had an income tax benefit of $0.7 million resulting primarily from other changes in estimates of tax expense.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, tower acquisitions, construction costs for tower augmentations and occasional new tower builds, other capital expenditures and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash on hand, cash generated from operating activities, cash generated from our February 2006 mortgage loan, and borrowings under the $15.0 million Revolving Credit Agreement. If we attempt to make significant acquisitions, we may need to sell additional equity or enter into additional credit facilities or mortgage loans. However, there can be no assurance that we will be successful in raising additional equity or that we will be able to obtain additional mortgage loans or credit facilities. To the extent we are unsuccessful in obtaining additional equity or debt financing, we may need to curtail our investments activities in acquisitions and new tower builds, and/or reduce the current level of our dividend.

February 2006 Mortgage Loan

On February 28, 2006, three of our wholly-owned special purpose entities, Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC (and its 13 subsidiaries), borrowed $1.55 billion under three mortgage loans made payable to a newly created trust, Global Signal Trust III ("Trust III") that issued $1.55 billion in commercial mortgage pass-through certificates, which we refer to as the February 2006 mortgage loan, to provide fixed-rate financing for the Sprint Towers and communications sites we acquired since April 2005, and to refinance the February 2004 mortgage loan. The borrowers and their direct parent, Global Signal Holdings V LLC, are separate legal entities from Global Signal Inc. with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its affiliates. We have continued to consolidate our subsidiaries, but have not consolidated Trust III into our financial statements. Interest accrues on the mortgage loan at a weighted average fixed rate per annum of approximately 5.7%. The February 2006 mortgage loan requires monthly payments of interest until its anticipated repayment date in February 2011. The February 2006 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in over 80% of their communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers LLC, Global Signal Acquisitions LLC and Global Signal Acquisitions II LLC from its direct parent, Global Signal Holdings V LLC).

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio (‘‘DSCR’’), defined in the February 2006 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the February 2006 mortgage loan, as of the end of any calendar quarter falls to 1.35 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the DSCR exceeds 1.35 times for two consecutive calendar quarters. If the DSCR falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the February 2006 mortgage loan with applicable prepayment consideration.

The borrowers may not prepay the February 2006 mortgage loan in whole or in part at any time prior to February 28, 2008, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the February 2006 mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the February 2011 monthly payment date, no prepayment consideration is due.

The February 2006 mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets. The effective interest rate on the February 2006 mortgage loan including the benefit from terminating the interest rate swaps which qualify for hedge accounting and the amortization of deferred debt issuance costs is approximately 5.5%.

We used the proceeds as follows:

•	$850.0 million to repay the debt outstanding under our $850.0 million bridge loan that was incurred in connection with the Sprint Transaction. As a result of this repayment, we will write off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $1.0 million. See Sprint Transaction and Related Financing below for a more detailed description of the bridge loan;

•	$402.7 million to repay debt on the then-outstanding borrowings under the February 2004 mortgage loan. In the first quarter of 2006 we will write off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $9.5 million, approximately $3.4 million of accumulated other comprehensive loss related to the 2003 interest rate swaps and a pre-payment penalty of $7.0 million;

•	$151.8 million to repay the debt outstanding under the acquisition credit facility. Upon repayment, we also terminated our ability to make future draws under the acquisition credit facility. As a result, we will write off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $0.2 million;

•	$145.5 million to pay estimated expenses of approximately $14.0 million, to fund increased impositions and reserves related to the February 2006 mortgage loan of approximately $10.0 million, to pay the $7.0 million prepayment penalty related to the February 2004 mortgage loan refinancing and to provide funds of approximately $114.5 to acquire additional communications sites and additional fee interests or long-term easements for the ground under our communications sites, and to provide working capital.

May 2005 Public Equity Offering

On May 9, 2005, we sold 6,325,000 shares of our common stock in an underwritten public offering at an offering price to the public of $30.70 per share, and generated proceeds of approximately $183.4 million, net of underwriters' commissions, discounts and estimated offering costs, for us.

We used the net proceeds as follows:

•	$82.0 million to finance a portion of the upfront rental payment of approximately $1.2 billion paid in connection with the Sprint Transaction. See Sprint Transaction and Related Financing below for a more detailed description of the Sprint Transaction.

•	$55.0 million to repay the debt outstanding under our Revolving Credit Agreement, including $50.0 million incurred to finance the Sprint Transaction deposit, and $5.0 million incurred to pay for a portion of the costs and expenses of the Sprint Transaction. The $50.0 million and $5.0 million were borrowed under the term loan portions of the Revolving Credit Agreement. Upon repayment, we also terminated our ability to make future draws under the two term loan portions of our Revolving Credit Agreement. As a result, we wrote off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $0.5 million.

•	$46.4 million for working capital and other general corporate purposes, a portion of which was used for acquisitions made in 2005.

Sprint Transaction and Related Financing

On May 26, 2005, we, Sprint and the Sprint Contributors closed on an agreement to contribute, lease and sublease communications sites from Sprint (the ‘‘Agreement to Lease’’). Under the Agreement to Lease, we lease or, if certain consents were not obtained, operate, for a period of 32 years, 6,553 Sprint Towers from Sprint TowerCo, under master leases for which we made an upfront payment of approximately $1.2 billion as prepaid rent, which we refer to as the upfront rental payment. At the closing of the Sprint Transaction, we also entered into a master lease agreement, which we refer to as the Master Lease, which will expire in 2037. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, we will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion.

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an Investment Agreement with the Investors, which consist of the following entities:

•	Fortress Investment Fund II LLC, a Delaware limited liability company, or FIF II, an affiliate of our largest stockholder, Fortress Investment Holdings LLC;

•	Abrams Capital Partners II, L.P., a Delaware limited partnership, Abrams Capital Partners I, L.P., a Delaware limited partnership, Whitecrest Partners, L.P., a Delaware limited partnership, Abrams Capital International, LTD, a Cayman Islands limited liability company, and Riva Capital Partners, L.P., a Delaware limited partnership, affiliates of our third largest stockholder, Abrams Capital, LLC (collectively, the ‘‘Abrams Investors''); and

•	Greenhill Capital Partners, L.P., a Delaware limited partnership, which together with its affiliates, is our second largest stockholder, and the following affiliates of Greenhill Capital Partners, L.P.: Greenhill Capital Partners (Executive), L.P., a Delaware limited partnership, Greenhill Capital, L.P.; a Delaware limited partnership, Greenhill Capital Partners (Cayman), L.P., a Cayman Islands limited partnership, and Greenhill Capital Partners (Employees) II, L.P., a Delaware limited partnership (collectively the ‘‘Greenhill Investors'').

Under the Investment Agreement, the Investors committed to purchase, severally and not jointly, at the closing of the Sprint Transaction, up to $500.0 million of our common stock, at a price of $25.50 per share. The $500.0 million aggregate commitment from the Investors was automatically reduced by $250.0 million to $250.0 million by (1) the $183.4 million of net proceeds we received from the May 2005 common stock offering, and (2) $100.0 million, the amount of borrowings in excess of $750.0 million outstanding under our $850.0 million bridge loan at the closing of the Sprint Transaction, provided that the Investors' aggregate commitment could not be reduced below $250.0 million. Pursuant to the terms of the Investment Agreement, each of FIF II, the Abrams Investors and the Greenhill Investors purchased a total of 9,803,922 shares of common stock in ratios of 48%, 32% and 20%, respectively. The purchase of the shares by the Investors closed simultaneously with the Sprint Transaction. The issuance of these securities was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 10, 2005, we executed a non-binding term sheet with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., which set forth the terms on which they would provide us bridge financing of up to $850.0 million. On May 26, 2005, in connection with the Sprint Transaction, we closed on the bridge financing. The borrower is Global Signal Acquisitions II LLC, a wholly owned subsidiary that owns 100% of our interest in the Sprint Towers. The loan was secured by, among other things, the ownership interests in the borrower, borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan had a term of 12 months from May 26, 2005, and, subject to compliance with certain conditions, two six-month extensions at our option. The loan bore interest at 30-day LIBOR plus 1.50% per annum. The loan required an origination fee of 0.375% of $850.0 million of the loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. The loan contained customary events of default including bankruptcy of the borrower or us, change of control or cross default to our other indebtedness. On February 28, 2006, we repaid in full and terminated this loan with a portion of the net proceeds from the February 2006 mortgage loan.

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC, or Global Signal Acquisitions, entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility was guaranteed by Global Signal OP and future subsidiaries of Global Signal Acquisitions. It was secured by substantially all of Global Signal Acquisitions’ tangible and intangible assets and by a pledge of Global Signal OP’s equity interest in Global Signal Acquisitions. In addition, on May 16, 2005, we entered into a guarantee agreement with respect to the acquisition credit facility secured by a pledge of our equity interest in Global Signal OP. On February 28, 2006, we repaid in full and terminated this acquisition credit facility with a portion of the net proceeds from the February 2006 mortgage loan.

Borrowings under the acquisition credit facility bore interest at our option at either the Eurodollar rate plus 1.50% or the bank’s base rate plus approximately 1.25% provided the loan balance was equal to or lower than 68% of the acquisition price (as defined therein) of towers owned, leased or managed by Global Signal Acquisitions, from time to time. If the loan balance was higher than 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions, from time to time, then borrowings under the acquisition credit facility bore interest at our option at either the Eurodollar rate plus 2.0% or the bank’s base rate plus approximately 1.75%. As of December 31, 2005, the loan balance exceeded 68% of the aggregate acquisition price of towers owned, leased or managed by Global Signal Acquisitions.

In connection with the closing of the acquisition credit facility, we paid an origination fee of 0.375% of the $200.0 million commitment. In addition, to the extent the principal amount of borrowings related to an acquisition of towers to be owned, leased or managed exceeded 68% of the acquisition price thereof, we were required to pay an additional origination fee to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. in an amount equal to 0.125% of the amount borrowed for such acquisition and an additional exit fee in the amount of 0.125% of the amount borrowed for such acquisition in connection with the refinancing of such borrowings. The exit fees were credited against fees payable to each of Morgan Stanley and Bank of America, N.A. in connection with their role as co-managers of our February 2006 mortgage loan. The acquisition credit facility contained typical representations and covenants for facilities of this type.

Revolving Credit Agreement

On December 3, 2004, Global Signal OP entered into a 364-day $20.0 million revolving credit facility pursuant to a revolving credit agreement which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. On February 9, 2005, Global Signal OP amended and restated the Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction. On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease for the Sprint Transaction. On April 15, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $25.0 million multi-draw term loan to be used for fees and expenses incurred in connection with the Sprint Transaction. On May 9, 2005, we repaid and terminated both term loans under the Revolving Credit Agreement with proceeds from our equity issuance. In addition, amounts available under the revolving credit facility were reduced to $15.0 million upon the completion of the equity issuances by us on May 9, 2005. On December 1, 2005, we amended the Revolving Credit Agreement to extend the term an additional 364 days, expiring December 1, 2006. As of December 31, 2005, there was no balance outstanding under the revolving credit facility portion of the Revolving Credit Agreement.

The revolving credit facility, through the Revolving Credit Agreement and the related ancillary documentation, contains covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at approximately $1.875 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the Revolving Credit Agreement, to a ratio 7.65 to 1.0. The Revolving Credit Agreement continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary. As of December 31, 2005, the pledged interest in the United Kingdom and Canadian subsidiaries collectively constituted less than 1% of our total assets book value. Interest on this revolving credit facility is payable, at Global Signal's option, at either LIBOR plus 3.0% or the bank's basic rate plus 2.0%.

The December 2004 Mortgage Loan

On December 7, 2004, our special purpose entities, Pinnacle Towers Acquisitions Holdings LLC, and five of its direct and indirect subsidiaries, issued a $293.8 million mortgage loan to a newly formed trust,

Global Signal Trust II (‘‘December 2004 mortgage loan’’). The Global Signal Trust II (‘‘Trust II’’) then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we would have been required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying communications sites during the six-month period following the closing of the loan. The acquisition reserve account was fully invested as of April 2005.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of December 31, 2005, the weighted average interest rate on the various tranches was approximately 4.7%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC). The borrowers and its direct parent, Global Signal Holdings III LLC, are separate legal entities from Global Signal Inc., with their own assets, which are not available to satisfy the debts and obligations of Global Signal Inc. or any of its affiliates.

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio (‘‘DSCR’’), defined in the December 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the December 2004 mortgage loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the DSCR exceeds 1.30 times for two consecutive calendar quarters. If the DSCR falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the December 2004 mortgage loan.

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

The February 2004 Mortgage Loan

On February 5, 2004, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time) and thirteen of its direct and indirect subsidiaries issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I (‘‘February 2004 mortgage loan’’). The Global Signal Trust I (‘‘Trust I’’) then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated Trust I in our financial statements. The net proceeds from the February 2004 mortgage loan were used to repay the then-outstanding borrowings under our old credit facility of $234.4 million, to fund a $142.2 million special distribution to our stockholders, to fund $4.6 million of restricted cash into an imposition reserve which was required to be escrowed in connection with our securitization transaction and February 2004 mortgage loan and relates to taxes, insurance and rents, and the remaining $15.9 million was available to fund operations.

The principal amount of the February 2004 mortgage loan was divided into seven tranches, each having a different level of seniority. Interest accrued on each tranche at a fixed rate per annum. As of December 31, 2005, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan was secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on more than 1,100 of the communications sites owned or leased of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan required monthly payments of principal and interest calculated based on a 25-year amortization schedule through January 2009 (the ‘‘Anticipated Repayment Date’’). On February 28, 2006, we repaid in full and terminated the February 2004 mortgage loan with a portion of the net proceeds from the February 2006 mortgage loan.

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, were distributed to us. The February 2004 mortgage loan required us to maintain a minimum DSCR defined as the preceding 12 months of net cash flow, as defined in the February 2004 mortgage loan, divided by the amount of principal and interest payments required under the February 2004 mortgage loan in the next 12 months, of 1.45 times. Net cash flow, as defined in the February 2004 mortgage loan, with respect to Pinnacle Towers LLC and its 13 direct and indirect subsidiaries, was approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites, minus 10% of revenues. If the DSCR fell below 1.45 times, the excess cash flows from the securitized entities were escrowed until the DSCR exceeded 1.45 times for two consecutive quarters, at which time the previously escrowed excess cash flows were released to us. If the DSCR fell below 1.2 times, all excess cash flows, including amounts previously escrowed, were used to repay outstanding principal due under the February 2004 mortgage loan. The February 2004 mortgage loan also restricted our ability to incur unsecured indebtedness without confirmation from the rating agencies that such indebtedness would not impact the February 2004 mortgage loan rating. Because the February 2004 mortgage loan had covenants which required our subsidiaries to maintain certain financial ratios, these covenants could have indirectly limited our subsidiaries' ability to pay dividends to us.

The February 2004 mortgage loan documents included covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers were prohibited from incurring additional indebtedness or further encumbering their assets.

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005, and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above will not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps were also recognized in the income statement, resulting in a gain of $2.3 million for 2005. The six January 2005 interest rate swaps had a combined fair value of $3.4 million due from the counterparty at December 31, 2005.

Concurrent with the pricing of our February 2006 mortgage loan, we terminated our six interest rate swaps and received a payment, excluding accrued interest, of $8.1 million, of which $4.3 million was recorded as part of accumulated other comprehensive income (loss) and will be amortized as a reduction of interest expense using the effective interest method over five years, the life of the February 2006 mortgage loan.

On February 2, 2005, and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which was replaced by a mortgage loan, for a total notional value of $850.0 million. We consummated the $850.0 million bridge loan at the time of the closing of the Sprint Transaction. Under the interest rate swaps, we agreed to pay the counterparty a weighted-average fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period. The February and March 2005 interest rate swaps had a fair value of $19.2 million due from the counterparty at December 31, 2005. A portion of these swaps was ineffective resulting in a gain of $1.1 million being recognized for 2005. The remaining $18.1 million change in market value was recorded in accumulated other comprehensive income (loss) in the equity section of the balance sheet.

Concurrent with the pricing of our February 2006 mortgage loan, we terminated our ten interest rate swaps and received a payment, excluding accrued interest, of $25.8 million, all of which was recorded as part of accumulated other comprehensive income (loss) and which is being amortized as a reduction of interest expense using the effective interest method over five years, the anticipated life of the February 2006 mortgage loan.

2004 Interest Rate Swaps

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of accumulated other comprehensive income (loss) and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 5.0%. For 2005, amortization of $0.4 million was recorded as an offset to interest expense.

2003 Interest Rate Swap

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement (‘‘December 2003 swap’’) with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated

February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three-month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three-month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004, at a cost of $6.2 million that was recorded as part of accumulated other comprehensive income (loss) and is being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, was approximately 6.0%. For 2005 and 2004, amortization of $1.3 million and $1.2 million, respectively, was recorded as interest expense. On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to pay off the February 2004 mortgage loan. In connection with this, the approximate remaining $3.4 million of accumulated other comprehensive loss related to the December 2003 swap will be recorded as a loss on early extinguishment of debt in the first quarter of 2006.

Cash Flows

Net cash flows provided by operating activities were $122.4 million for 2005, compared to $83.5 million for 2004. The increase of $38.9 million of net cash flows provided by operating activities is primarily the result of additional cash flows generated on communication sites acquired during 2004 and 2005 and increased cash flows generated by working capital. Net cash flows provided by operating activities were $83.5 million for 2004, compared to $59.2 million for 2003. The increase of $24.3 million of net cash flows provided by operating activities is primarily the result of (i) internal revenue growth and higher net margins on the communication site portfolio we owned for the full year of 2004, (ii) cash flows generated on communication sites acquired during 2004 and (iii) less cash flows being used in working capital.

Net cash flows used in investing activities were $1,390.6 million for 2005 compared to $447.7 million for 2004. Investing activities for 2005 consisted of (1) investments to acquire assets expand our business including (i) the acquisition of the Sprint Towers for $1,220.7 million, including fees and expenses, and (ii) the purchase of 556 wireless communication towers and other communication sites and 168 fee and permanent or long-term easements interests in certain real estate parcels under our towers, which we previously leased, for an aggregate purchase price of $210.2 million, including fees and expenses, and (2) $19.1 million of capital expenditures related to new tower builds and tower replacements, improvements to our existing communications sites, and other general corporate assets including computer systems. These uses were in part offset by proceeds of $4.5 million from the disposals of under-performing sites and the net receipt of restricted cash totaling $52.6 million from escrow accounts. Investing activities for 2004 consisted of (1) investments to expand our business including (i) the acquisition of 648 wireless communication towers and other communication sites for $294.0 million, including fees and expenses, (ii) the purchase of a business and its 214 wireless communication towers for $64.5 million, including fees and expenses, (iii) the purchase of 75 fee interests or long-term easements in land under towers we own where we previously had a leasehold interest for $7.5 million, and (iv) the purchase of the minority interest in our subsidiary, Pinnacle Towers Limited, for $1.2 million, (2) the net activity of restricted cash totaling $72.9 million into escrow accounts as (i) deposits on future acquisitions, (ii) imposition reserve account activity for insurance, taxes and ground rents as a part of our February and December 2004 mortgage loan transactions and (iii) an acquisition reserve account to be used to acquire future wireless towers established in connection with our December 2004 mortgage loan and (3) $9.1 million of capital expenditures related to our implementation of new software systems, improvements to our existing communications sites and other general corporate assets. These uses were in part offset by proceeds of $1.0 million from the disposals of under-performing sites. Investing activities of $36.2 million in 2003 consisted of (1) our acquisition of 67 towers located in the southeastern United States, (2) our acquisition of fee interests, and long-term easements in land under several towers we own where we previously had a leasehold interest, and (3) additions and improvements to our communications sites offset by proceeds from the disposals of under-performing sites.

Net cash flows provided by financing activities were $1,308.9 million for 2005 and are primarily related to (1) $850.0 million in borrowings associated with our bridge loan, (2) $144.7 million in borrowings under our $200 million acquisition credit facility, and (3) net cash proceeds of $436.2 million from the issuance of common stock. These funds were in part offset by (1) $102.2 million used to repay in full our term loans under the revolving credit agreement facility, and to make the required principal payments on the February 2004 mortgage loan, (2) debt issuance costs of $6.8 million, related to the bridge loan and acquisition credit facility, and (3) payments of $106.9 million in ordinary dividends, of which $98.5 million represents a return of capital. Net cash flows provided by financing activities were $361.4 million for 2004 and are primarily related to (1) $418.0 million in borrowings associated with our mortgage loan transaction on February 5, 2004, (2) $293.8 million in borrowing associated with our mortgage loan transaction on December 7, 2004, (3) net cash proceeds of $131.2 million from the initial public offering, (4) proceeds of $15.1 million from the exercise of common stock options and warrants and (5) $187.0 million in borrowings on the previous credit facility. These funds were in part offset by (1) $235.9 million used to repay in full our old credit facility, (2) $215.0 million to repay the outstanding borrowings under our previous credit facility at the time of our initial public offering and in connection with our December 2004 mortgage loan, (3) $6.1 million of principal paid on our February 2004 mortgage loan, (4) $4.2 million of net payments to terminate the interest rate swap used to hedge our February and December 2004 mortgage loans, (5) debt issuance costs of $14.8 million, $5.6 million and $0.5 million related to our February 2004 mortgage loan, December 2004 mortgage loan and the revolving credit facility, respectively, (6) $0.5 million in payments on capital leases, (7) payments of $58.9 million in ordinary dividends, of which $44.0 million represented a return of capital, and (8) a $142.2 million one-time special distribution to our stockholders which represented a return of capital. Net cash used in financing activities for 2003 of $17.8 million primarily consisted of $44.0 million of principal repayments related to the old credit facility offset by $28.0 million of borrowings on our credit facility primarily to fund the acquisition of 67 wireless communications towers.

Contractual Commitments

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The amount of this contingent purchase price is not expected to be material for the acquisitions we closed during 2005 and 2004. As of December 31, 2005, we had no accruals for future acquisition payments. The maximum additional contingent payments on closed acquisitions were $1.1 million at December 31, 2005.

Our tower related capital expenditures over the next twelve months will include the installation of satellite light monitoring equipment at substantially all of our lit sites. We have signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. that require us to purchase approximately $6.5 million in satellite data communications equipment. We have fulfilled $3.4 million of these purchase commitments as of December 31, 2005.

As part of the Sprint Transaction, we and Sprint agreed to a refund to us a portion of the Upfront Rental Payment if an agreed upon portion of the Sprint Towers do not qualify as a financeable site, as defined in the Sprint Agreement, within one year of the closing of the Sprint Transaction. As part of the Sprint Agreement, we agreed to use commercially reasonable efforts to convert Sprint Towers which do not qualify as financeable sites, into financeable sites by May 26, 2006. As such, we have employees and contractors dedicated to these efforts. As of December 31, 2005, less than the agreed upon allocated purchase price value of the Sprint Towers qualified as financeable sites and if no further sites were converted to financeable sites by May 26, 2006, we would be due an Upfront Rental Payment refund of approximately $3.5 million. We anticipate that additional Sprint Towers will qualify as financeable sites by May 26, 2006 and as such, we expect the Upfront Rental Payment refund to be less than $3.5 million.

The following table provides a summary of our material debt, including the related interest payments, lease, and other contractual commitments as of and at December 31, 2005 and is also presented proforma reflecting the issuance of the February 2006 mortgage loan and the repayment of the February 2004 mortgage loan, the bridge loan and the $200.0 million acquisition credit facility.:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
			(in thousands)
Operating lease payments, primarily for ground rent	$335,970	$89,269	$116,505	$50,089	$80,107
Sprint property tax commitment(9)	314,537	13,341	27,713	29,231	244,252
Asset retirement obligations(1)	181,422	444	1,480	1,982	177,516
February 2004 mortgage loan(2)(3)	465,143	28,444	57,487	379,212	—
December 2004 mortgage loan(2)(4)	350,028	14,051	28,101	307,876	—
Bridge loan(2)(5)	870,582	870,582	—	—	—
$200.0 million acquisition credit facility(2)(6)	147,807	147,807	—	—	—
Capital lease obligations(2)	1,046	604	407	35	—
Commitments under vendor agreements(7)	3,147	3,147	—	—	—
Commitments under acquisition purchase agreements(8)	25,100	25,100	—	—	—
Total contractual cash obligations at December 31, 2005	$2,694,782	$1,192,789	$231,693	$768,425	$501,875
Adjustments:
February 2006 mortgage loan(10)	$1,992,913	$73,819	$177,165	$177,165	$1,564,764
February 2004 mortgage loan(3)(10)	(465,143)	(28,444)	(57,487)	(379,212)	—
Bridge loan(5)(10)	(870,582)	(870,582)	—	—	—
$200.0 million acquisition credit facility(6)(10)	(147,807)	(147,807)	—	—	—
Total contractual cash obligations, as adjusted(10)	$3,203,945	$219,775	$351,371	$566,378	$2,066,422

(1)	Reflects the future estimated cash payments after giving effect to estimated annual increases of 2.5% in expenses to dismantle our towers.

(2)	Includes contractual interest for all fixed-rate debt instruments and assumes interest on variable rate instruments at the December 31, 2005 rates.

(3)	The February 2004 mortgage loan was repaid with a portion of the proceeds from the February 2006 mortgage loan on February 28, 2006.

(4)	The December 2004 mortgage loan has a final maturity date of December 2009 and requires interest only payments until maturity.

(5)	The bridge loan was repaid with a portion of the proceeds from the February 2006 mortgage loan on February 28, 2006.

(6)	The acquisition credit facility was repaid with a portion of the proceeds from the February 2006 mortgage loan on February 28, 2006.

(7)	We have signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. to purchase approximately $6.5 million in satellite data communications equipment, of which $3.4 million was expended as of December 31, 2005.

(8)	Reflects our commitment as of December 31, 2005 under asset purchase agreements to acquire 12 communications sites for $6.5 million, including estimated fees and expenses and $18.6 million, including fees and expenses, for 140 land parcels under towers where we previously leased the land.

(9)	Reflects our commitment under the Sprint Master Lease to reimburse Sprint for property taxes on the Sprint sites at a rate of $1,975 per site annually escalated at 3% annually over the remaining life of the underlying ground lease assuming all renewal options are exercised.

(10)	On February 28, 2006, three of our wholly owned subsidiaries, Global Signal Acquisitions II, LLC, Global Signal Acquisitions, LLC and Pinnacle Towers LLC, (and its 13 subsidiaries) borrowed $1.55 billion under three mortgage loans made payable to a newly created trust that issued $1.55 billion in commercial mortgage pass-through certificates, which we refer to as the February 2006 mortgage loan, to provide fixed-rate financing for the Sprint Towers, and for communications sites we acquired since April 2005 and to refinance the February 2004 mortgage loan. The proceeds of the February 2006 mortgage loan were used to repay in full the $850.0 million of then-outstanding borrowings under our bridge loan, to repay in full $402.7 million of the then-outstanding borrowings under the February 2004 mortgage loan, to repay in full the $151.8 million of the then-outstanding borrowings under the Acquisition Credit Facility, to pay expenses and fund impositions and other reserves related to the February 2006 mortgage loan, to pay prepayment penalties associated with the refinancing of the February 2004 mortgage loan and to provide working capital including funds to acquire additional communications sites and fee interests or long-term easements in land parcels located under owned communications sites.

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

A portion of the revenues we generate is related to the management of communications towers and sites on rooftops owned by third parties. Under most of the site management agreements, we lease space from the third party under an operating lease and we then sublease that space or a portion of that space to our tenants. We recognize these tenant revenues on a gross basis. For a small number of our managed sites, we earn a fee based on a percentage of the gross revenues derived from the rooftop site subject to the agreement and we recognize these fee revenues when earned on a net basis.

We evaluate our revenues based on the criteria of SAB 104, Revenue Recognition in Financial Statements, which allows us to only recognize revenues if collectibility is reasonably assured at the time of sale. In instances where collectibility is not reasonably assured, we recognize revenues as cash is collected.

Lease Accounting

As a part of our accounting for ground leases and other subleased sites, we must evaluate various facts and circumstances that would lead us to conclude that we have ‘‘reasonable assurance’’ that we would renew these leases. In determining whether we have reasonable assurance, we consider the contractual renewal periods available to us, and whether we would incur an economic detriment (such as having to impair an asset) or forego an economic benefit (such as foregoing tenant lease revenues, when we have provided a tenant with renewal options on our tower). These evaluations are made when we enter into the leases or assume a lease, such as when we acquire a tower asset on leased land, and hence require judgments and estimates that may not transpire as expected.

Allowance for Uncollectible Accounts

We evaluate the collectibility of our accounts receivable and our straight-line receivable resulting under SFAS No. 13, Accounting for Leases, based on a combination of factors. In circumstances where we are aware that a specific customer's ability to meet its financial obligations to us is in question (for example, bankruptcy filings, default status of their account), we record a specific allowance against amounts due to reduce the net recognized receivable and related income from the customer to the amount we reasonably believe to be collectible. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. If circumstances change (for example higher than expected defaults or an unexpected material adverse change in one or more significant customers' ability to meet their financial obligations to us), our estimates of recoverability of amounts due us could be reduced by a material amount. We also provide an allowance for the issuance of credit memos in the future that relate to previously recognized revenue.

Property and Equipment

Property and equipment built, purchased, leased or licensed under long-term leasehold or license agreements are recorded at cost less impairment losses, if any, and depreciated over their estimated useful lives or in the case of assets located on leased land, the shorter of the useful life or the ground lease term including all renewal options we control. Those assets owned at November 1, 2002 were revalued and recorded at reorganization value, which approximated fair value at that date, in accordance with fresh start accounting. We capitalize expenses incurred in bringing property and equipment to an operational state. Expenses clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect expenses that relate to several assets are capitalized and allocated to the assets to which the expenses relate. Indirect expenses that do not clearly relate to projects under development or construction are charged to expense as incurred. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 13 years for towers owned at November 1, 2002 and 11 to 20 years for towers built or acquired after that date. With regard to towers and other property and equipment located on leased land, the depreciable life is the shorter of their estimated useful lives or the ground lease term including all renewal options we control. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to forty years.

During the year ended December 31, 2005, we obtained third party appraisals of certain tower assets acquired and as a result established lives of 11 to 20 years for these newly acquired tower assets. For the years ended December 31, 2005, 2004 and 2003, no significant changes were made to the depreciable lives applied to operating assets, the underlying assumptions related to estimates of depreciation, or the methodology applied. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation expense would have decreased by approximately $6.8 million, or 6.9%, for 2005. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation expense would have increased by approximately $8.2 million, or 9.0%, for 2005.

Intangible Assets

Intangible assets post-reorganization include goodwill, lease absorption value, leasehold interest and lease origination value recognized in accordance with fresh start accounting and at the time of acquisitions arising after our adoption of SFAS No. 141.

Goodwill represents the aggregate purchase price of business acquisitions in excess of the fair value of the acquisitions. Negative goodwill is allocated to tangible and intangible assets on a pro rata basis. Goodwill is evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2005, we had recorded $10.6 million in goodwill related to our acquisition of the GoldenState business during 2004.

Lease absorption value, which was recorded in connection with our adoption of fresh start accounting and other acquisitions, represents the value attributable to in-place leases. This intangible represents the lease rentals which we would have foregone during the period of time required to attract a new tenant lease for each of the tenant leases in-place at the date of the our fresh start accounting or business combinations. In connection with our fresh start accounting, we recorded lease absorption value of $127.3 million and recorded $321.3 million in connection with the acquisitions made since December 2003. The lease absorption value is being amortized over the remaining contractual term of the in-place leases and their expected renewals, in an accelerated manner consistent with the lease revenues associated with the in-place leases and their expected renewals. We evaluate our lease absorption value for impairment when indicators of impairment arise by determining the ability of the in-place leases at the time lease absorption value was established to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. We estimate future cash flows based primarily on the current performance of the in-place leases and our expectations for the future. If lease absorption value is determined to be unrecoverable, the carrying amount will be reduced to its estimated fair value in the period in which such determination is made. If the estimated lives of the lease absorption value being amortized were increased by one year, the consolidated amortization expense would have decreased by approximately $1.5 million or 6.3%, for 2005. If the estimated lives of the lease absorption value being amortized were decreased by one year, the consolidated amortization expense would have increased by approximately $1.7 million, or 7.1%, for 2005.

Leasehold interests represent our interest as a tenant in various rooftops and other leased telecommunications sites and are stated at cost except those existing at November 1, 2002, which were revalued in accordance with fresh start accounting. Leasehold interests are amortized over four years, using the straight-line method. We evaluate our leasehold interest for impairment as indicators of impairment arise by determining the ability of the leasehold interests to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. We estimate future cash flows based primarily on the current performance of the in-place leases and our expectations for the future. If leasehold interests are determined to be unrecoverable, the carrying amount will be reduced to its estimated fair value in the period in which such determination is made. If the estimated lives of the leasehold interests being amortized were increased by one year, the consolidated amortization expense would have decreased by approximately $0.7 million or 17.2%, for 2005. If the estimated lives of the leasehold interests being amortized were decreased by one year, the consolidated amortization expense would have increased by approximately $1.0 million, or 24.2%, for 2005.

Lease origination value was recorded as an intangible asset in connection with our adoption of fresh start accounting and other acquisitions represents the value associated with the ‘‘cost avoidance’’ of acquiring an in-place lease. Fair value of this intangible was determined based on our estimate of the incremental cost (primarily sales commissions) to replace all leases with greater than three years remaining on the current term. This intangible was valued at $2.7 million in connection with our fresh start accounting and we have recorded $22.6 million in connection with the acquisitions made since December 2003 and is being amortized over the remaining contractual lease terms and expected renewals. Similar expenses incurred prior to and subsequent to fresh start accounting are expensed because the amounts have been immaterial to our operations. We evaluate our lease origination value for impairment as indicators of impairment arise by determining the ability of the assets acquired to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. We estimate future cash flows based primarily on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. If lease origination value is determined to be unrecoverable, the carrying amount will be reduced to its estimated fair value in the period in which such determination is made. If the estimated lives of the lease origination value being amortized were increased or decreased by one year, the consolidated amortization expense would have changed by an immaterial amount for 2005.

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

Asset Retirement Obligations

Effective with our emergence from Chapter 11, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement expenses and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We recorded an asset retirement obligation of $5.3 million for our estimated future obligation to dismantle towers on leased land sites in connection with our fresh start accounting and $12.6 million in connection with the acquisitions made since December 1, 2003, using discounted cash flows of expected dismantling expenses. We used a discount factor of 13% in connection with our fresh start accounting and a rate of 12% to 14.9% for subsequent additions and an annual cost increase factor of 2.5%. If our estimates regarding the future cost to dismantle these sites had increased by 10% the original liability recorded would have increased by $3.4 million or 15.7%.

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

When we grant restricted stock awards to employees, we measure the compensation expense related to the grant at the date of the grant and recognize the expense for restricted stock with graded vesting using the accelerated method over the vesting period.

When we grant stock awards to non-employee directors, we measure the compensation expense and record the expense related to the grant at the date of the grant.

Derivatives

We periodically enter into interest rate swaps to effectively fix the variable-interest rates of certain of our debt instruments or to fix certain variables that will be used to price anticipated debt instruments, and must recognize these derivatives at their fair value on our balance sheet. In addition, for the anticipated transactions, we must continually evaluate the probability that the transaction will occur as anticipated and on the anticipated timeline. If an anticipated transaction were no longer probable, then we would cease to qualify for hedge accounting. The judgment of probability is significant and has a high degree of uncertainty.

Income Taxes

We review our deferred tax assets on a regular basis to evaluate their recoverability based on projections of the turnaround timing of our deferred tax liabilities, projections of future taxable income, and tax planning strategies that we might employ to utilize such assets, including net operating loss carry-forwards. Unless it is ‘‘more likely than not’’ that we will recover such assets through the above means, we establish a valuation allowance. If our projections of tax turnarounds and future taxable income, or our tax planning strategies change, we may be required to increase our valuation allowance to reduce the deferred tax assets.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The pronouncement is effective for us as of January 1, 2006. As of the required effective date, we will apply this Statement using the modified prospective method. Under that transition method, compensation costs for the portion of awards for which the requisite service has not yet been rendered, and that are outstanding as of the required effective date, shall be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. In the statement of operations, the effect of the new standard on our statement of operations for previously issued options and restricted stock will be immaterial. However, we will reclassify the unamortized deferred compensation expense, which relates entirely to unvested restricted stock to additional paid in capital as of January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term ‘‘conditional asset retirement obligation’’

as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. This interpretation is effective for us as of January 1, 2006. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land; therefore, this interpretation will not impact our financial statements.

In October 2005, the FASB issued FASB Staff Position 13-1, Accounting for Rental Costs Incurred during a Construction Period. This staff position concludes that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. This interpretation is effective for us as of January 1, 2006. We account for such rental costs in the manner proscribed by the staff position, therefore this staff position will not impact our financial statements.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest, income tax expense (benefit), depreciation, amortization and accretion, gain or loss on extinguishment of debt, non-cash stock based compensation expense, Sprint integration costs, straight-line revenues, straight-line rent expense, gain or loss on sale of properties, gain or loss on derivative instruments and impairment of assets held for sale. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or ‘‘GAAP.’’

We use Adjusted EBITDA as a measure of operating performance. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	to grow adjusted EBITDA is one of the key elements of our business strategy;

•	it is one of the primary measures used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenues under our tenant leases, our ability to obtain and maintain our customers and our ability to operate our leasing business effectively;

•	it is widely used in the wireless tower industry to measure operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

Our management uses Adjusted EBITDA:

•	in presentations to our board of directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including the preparation of our annual operating budget;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets;

•	with respect to compliance with our acquisition credit facility (that we recently repaid with a portion of the net proceeds of the February 2006 mortgage loan) which required us to maintain certain financial ratios based on Consolidated EBITDA, which is equivalent to Adjusted EBITDA except that Consolidated EBITDA (i) annualizes the Adjusted EBITDA contribution from newly acquired towers until such towers have been owned for twelve months and (ii) gains or losses on foreign currency exchange and certain other non-cash charges; we expect any future credit facilities we obtain to contain similar financial ratios based on Consolidated EBITDA; and

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation amortization and interest expense, that directly affect our net income or loss. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

The table below shows Adjusted EBITDA for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Net income (loss)	$(39,736)	$6,872	$13,161
Depreciation, amortization and accretion	136,414	54,370	47,173
Interest, net	75,611	27,489	20,265
Sprint integration costs	7,081	—	—
Straight-line portion of revenue	(14,617)	(2,307)	(3,716)
Straight-line portion of expense	19,510	2,418	2,407
Income tax expense (benefit)	(622)	341	(665)
Loss on early extinguishment of debt	461	9,018	—
Non-cash stock based compensation	2,191	4,235	1,479
Gain (loss) on sale of properties	(989)	(631)	1,452
Gain (loss) on derivative instruments	(3,408)	40	212
Impairment loss on assets held for sale	2,067	463	419
Adjusted EBITDA	$183,963	$102,308	$82,187

Adjusted Funds From Operations

We believe Adjusted Funds From Operations, or AFFO, is an appropriate measure of the performance of REITs because it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. AFFO, for our purposes, represents net income (computed in accordance with generally accepted accounting principles or GAAP), excluding depreciation, amortization and accretion on real estate assets; gain or loss on extinguishment of debt, non-cash stock based compensation expense, Sprint integration costs, straight-line revenues, straight-line rent expense, gain or loss on sale of properties, gain or loss on derivative instruments and asset impairment charges.

AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow provided by operations as a measure of liquidity and is not necessarily indicative of funds available to fund our cash needs including our ability to pay dividends. In addition, AFFO may not be comparable to similarly titled measurements employed by other companies. Our management uses AFFO:

•	in management reports given to our board of directors;

•	to provide a measure of our REIT operating performance that can be compared to other companies using AFFO; and

•	as an important measure of operating performance.

Growing AFFO on a per share basis is a key element of our business and growth strategy.

Adjusted Funds From Operations is calculated as follows for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Net income (loss)	$(39,736)	$6,872	$13,161
Real estate depreciation, amortization and accretion	133,946	52,286	44,763
Sprint integration costs	7,081	—	—
Straight-line portion of revenues	(14,617)	(2,307)	(3,716)
Straight-line portion of expense	19,510	2,418	2,407
Loss on early extinguishment of debt	461	9,018	—
Non-cash stock based compensation	2,191	4,235	1,479
Gain on sale of properties	(989)	(631)	1,452
Gain on derivative instruments	(3,408)	40	212
Impairment loss on assets held for sale	2,067	463	419
Adjusted AFFO	$106,506	$72,394	$60,177

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks from changes in interest rates charged on our debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. At December 31, 2005, we had $850.0 million outstanding on our bridge loan and $144.7 million outstanding on our acquisition credit facility both of which accrue interest based on LIBOR. We have interest rate swap agreements in place as discussed below to fix the interest rate we pay on this financing. We had no outstanding variable rate debt under our Revolving Credit Agreement at December 31, 2005.

On January 11, 2005, in anticipation of a new acquisition credit facility and a subsequent third mortgage loan to finance the acquisition of additional communications sites we expected to acquire during 2005, we entered into six forward starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 in exchange for receiving floating payments based on one-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January 2005 swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005 and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above would not occur within two months of the original forecast. At that time all amounts previously recorded in accumulated other comprehensive income (loss) were recorded in the income statement and subsequent changes in the value of the swaps were recognized in earnings. The swaps were terminated in connection with the issuance of the February 2006 mortgage loan and we received a payment, excluding accrued interest, of $8.1 million.

On February 2, and March 21, 2005, in connection with the Sprint Transaction, we entered into ten additional interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million or more of bridge financing, which was expected to be replaced by a mortgage loan for a total notional value of $850.0 million. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period. The swaps were terminated in connection with the issuance of the February 2006 mortgage loan and we received a payment, excluding accrued interest, of $25.8 million.

The following table presents the future principal payment obligations and weighted-average interest rates at December 31, 2005, associated with our existing debt instruments using our actual level of indebtedness of $850.0 million under the Sprint bridge financing, $144.7 million under our acquisition credit facility, $1.0 million under capital leases to finance computer software and office equipment, and $697.9 million under our mortgage loans issued on February 5, 2004 and December 7, 2004. The table is then adjusted for the issuance of the February 2006 mortgage loan and the repayment of the February 2004 mortgage loan, bridge loan and acquisition credit facility.

	Weighted Average Interest Rate		Future Principal Payment Obligations – Twelve Months Ended December 31, (in thousands)
		Total	2006	2007	2008	2009	2010	Thereafter
Fixed rate:
February 2004 mortgage loan	5.0%	$404,087	$8,305	$8,817	$9,361	$377,604	$—	$—
December 2004 mortgage loan	4.7%	293,825	—	—	—	293,825	—	—
Capital lease obligations	9.9%	959	538	370	19	18	14	—
Total fixed rate debt		698,871	8,843	9,187	9,380	671,447	14	—
Variable rate:
Sprint bridge loan	6.0%	850,000	850,000	—	—	—	—	—
Acquisitions credit facility	6.3%	144,724	144,724	—	—	—	—	—
Total debt at December 31, 2005		$1,693,595	$1,003,567	$9,187	$9,380	$671,447	$14	$—
Adjustments:
February 2004 mortgage loan		$(404,087)	$(8,305)	$(8,817)	$(9,361)	$(377,604)	$—	$—
Sprint bridge loan		(850,000)	(850,000)	—	—	—	—	—
Acquisitions credit facility		(144,724)	(144,724)	—	—	—	—	—
February 2006 mortgage loan	5.7%	1,550,000	—	—	—	—	—	1,550,000
Total debt, as adjusted		$1,844,784	$538	$370	$19	$293,843	$14	$1,550,000

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our foreign subsidiaries' (United Kingdom and Canada) revenue and operating expenses, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations.

Item 8.    Financial Statements and Supplementary Data

See the F-pages contained herein, which include our audited consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (‘‘CEO’’) and Chief Financial Officer (‘‘CFO’’), of the effectiveness of our disclosure controls and procedures. The term ‘‘disclosure controls and procedures,’’ as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (‘‘Exchange Act’’), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is initiated, authorized, recorded, processed, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Ernst & Young LLP, our independent registered certified public accounting firm, two material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

As of December 31, 2005, our management has assessed the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management identified the following control deficiencies that we have concluded are material weaknesses in both the design and operating effectiveness of internal control over financial reporting as of December 31, 2005:

•	Lack of adequate controls over the accuracy of automated computations related to accounting for non-cash aspects of tenant and ground leases and the data used in these computations

This material weakness resulted in adjustments to the following accounts in our annual financial statements: tenant revenue, straight-line tenant receivable, ground rent expense, straight-line ground rent payable, asset retirement obligations, prepaid ground rent, and deferred tenant revenue balances.

•	Lack of adequate controls over acquisition accounting, detail account analyses supporting certain account balances, and reviews thereof, primarily due to lack of tenured financial accounting and reporting personnel

This material weakness resulted in adjustments to the accounts listed in the material weakness above and the following additional accounts in our annual financial statements:    fixed assets, intangible assets, the related depreciation, amortization and accretion amounts, and accrued liabilities.

Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company's controls in a timely manner. As a result of the material weaknesses described above, management has concluded that, as of December 31, 2005, our system of internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

Our independent registered certified public accounting firm, Ernst & Young LLP, has issued an attestation report on our assessment of our internal control over financial reporting. This report appears below.

c) Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Global Signal Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Global Signal Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Signal Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in both the design and operating effectiveness of internal control over financial reporting have been identified and included in management’s assessment.

•	Lack of adequate controls over the accuracy of automated computations related to accounting for non-cash aspects of tenant and ground leases and the data used in these computations

This material weakness resulted in adjustments to the following accounts in the annual financial statements: tenant revenue, straight-line tenant receivable, ground rent expense, straight-line ground rent payable, asset retirement obligations, prepaid ground rent, and deferred tenant revenue balances.

•	Lack of adequate controls over acquisition accounting, detail account analyses supporting certain account balances, and reviews thereof, primarily due to lack of tenured financial accounting and reporting personnel

This material weakness resulted in adjustments to the accounts listed in the material weakness above and the following additional accounts in the annual financial statements: fixed assets, intangible assets, the related depreciation, amortization and accretion amounts, and accrued liabilities.

Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company's controls in a timely manner. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 14, 2006 on those financial statements.

In our opinion, management’s assessment that Global Signal Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Global Signal Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP

Tampa, Florida
March 14, 2006

(d) Remediation Efforts to Address Material Weaknesses

Management believes the material weaknesses were primarily a result of the implementation of a new lease administration system, the effort required to effectively integrate and account for the Sprint Transaction and other acquisitions, and many changes to our financial accounting and reporting staff.

We have begun planning and implementing changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken, or intend to take, to remediate the above stated materialweaknesses:

•	Improving processes and controls to re-validate key data in the lease administration system, and subsequent changes thereto

•	Establishing processes and controls to revise and test detail calculations in the lease administration system and subsequent changes thereto, with respect to straight-line and other amortization or accretion

•	Developing automated exception reports to allow accounting personnel to more effectively monitor and detect errors in certain account balances

•	Reorganization of certain accounting functions and increasing the number of financial accounting personnel and management

•	Undertaking a project to evaluate alternatives and plan for the replacement of the Company’s current lease administration system

•	Hiring an experienced Chief Information Officer to help oversee the system enhancements required to remediate the control weaknesses.

Although we have already taken some actions to remediate these material weaknesses, further action is required to remediate including the addition of accounting staff, enhancements to our existing lease administration systems, and the development and implementation of enhanced processes. Our management and Audit Committee will monitor closely the implementation of our remediation plan.

The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting. Our remediation progress will be reviewed on a regular basis by management and the Audit Committee and reported on quarterly.

(e) Changes in Internal Control over Financial Reporting

Refer to Item 9A (d) for a discussion of remediation activities in connection with the material weaknesses in internal control over financial reporting identified above.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Item 9B.	Other Information

None

Part III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our Directors and Executive Officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the sections captioned ‘‘Election of Directors’’, ‘‘Information About Our Directors and Executive Officers’’ and ‘‘Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance’’ in our definitive proxy statement for its 2006 Annual Meeting of Stockholders (the ‘‘Proxy Statement’’).

Global Signal Inc. has a Code of Business Conduct and Ethics that applies to all directors, employees, and officers, including our chief executive officer, chief financial officer and controller. You can find our Code of Business Conduct and Ethics on our web site at www.gsignal.com. We will post to our website (www.gsignal.com) any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Item 11.	Executive Compensation

The information set forth under the captions ‘‘Compensation of Executive Officers’’ and ‘‘Election of Directors—Compensation of the Board of Directors’’ in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption ‘‘Certain Relationships and Related Transactions’’ in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption ‘‘Fees Paid to our Independent Registered Public Accounting Firm’’ in the Proxy Statement is incorporated herein by reference.

III-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1)	Our audited consolidated financial statements

Report of Independent Registered Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

2)	Exhibits (see (b) below)

(b)	Exhibits

Exhibit Number	Description
2.1	Order Confirming Second Amended Joint Plan of Reorganization of Pinnacle Towers III Inc., Pinnacle Holdings Inc., Pinnacle Towers Inc. and Pinnacle San Antonio LLC, dated October 9, 2002 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
2.2.1	First Amended Joint Plan of Reorganization of Pinnacle Holdings Inc., Pinnacle Towers Inc., Pinnacle Towers III Inc. and Pinnacle San Antonio LLC, dated June 27, 2002 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004) (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K (No. 001-32168) filed on July 1, 2004)
2.2.2	Amendment to Debtors' First Amended Disclosure Statement and First Amended Joint Plan of Reorganization, dated September 18, 2002 (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
2.3	Asset Purchase Agreement by and between Lattice Communications, LLC and Pinnacle Towers Acquisition LLC, dated as of July 29, 2004. (incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q (No. 001-32168 ) filed on August 13, 2004)†
2.4	Membership Interest Purchase Agreement by and among Pinnacle Towers Acquisition LLC, as Purchaser, and Billy Orgel, Lee Holland, Craig Weiss, Jay H. Lindy and Majestic Communications, Inc., as Sellers, dated as of April 22, 2004. (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)†
2.4.1	First Amendment to Membership Interest Purchase Agreement by and among Pinnacle Towers Acquisition LLC, as Purchaser, and Billy Orgel, Lee Holland, Craig Weiss, Jay H. Lindy and Majestic Communications, Inc., as Sellers, dated as of June 30, 2004 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (No. 001-32168) filed on July 1, 2004)

Exhibit Number	Description
2.5	Purchase and Sale Agreement by and among VSS-Goldenstate, LLC, GoldenState Towers, LLC, and Pinnacle Towers Acquisition LLC and for the limited purposes set forth therein VS&A Communications Partners III, L.P., dated September 29, 2004. (incorporated by reference to Exhibit 2.3 to the Company's Form 10-Q (No. 001-32168) filed on November 9, 2004).†
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 23, 2005)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
4.2	Amended and Restated Investor Agreement dated as of March 31, 2004 among Global Signal Inc., Fortress Pinnacle Acquisition LLC, Greenhill Capital Partners, L.P., and its related partnerships named therein, and Abrams Capital Partners II, L.P. and certain of its related partnerships named therein, and other parties named therein (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004)*
4.3	Warrant Agreement between Pinnacle Holdings Inc. and Wachovia Bank, N.A., dated November 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
4.4	Warrant Agreement between Global Signal Inc. and American Stock Transfer Company, dated as of February 13, 2006.
10.1	Amended and Restated Loan and Security Agreement dated February 5, 2004 between Pinnacle Towers Inc. and any other Borrowers that may become a party hereto and Towers Finco LLC (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.1.1	Amended and Restated Loan and Security Agreement, dated as of December 7, 2004, by and between Pinnacle Towers Acquisition Holdings LLC, other Borrowers (as defined therein) and Towers Finco II LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-32168) filed on December 13, 2004)
10.2	Credit Agreement dated October 29, 2003 between Pinnacle Towers Acquisition Inc. and Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.3	Amendment No. 1 to Credit Agreement, dated February 6, 2004 between Pinnacle Tower Acquisitions Inc. and Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)

Exhibit Number	Description
10.3.1	Amendment No. 2 to Credit Agreement, dated May 11, 2004 between Pinnacle Tower Acquisition Holdings LLC and Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.4.1 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
10.3.2	Amended and Restated Credit Agreement, dated as of October 15, 2004, by and among Pinnacle Towers Acquisition Holdings LLC, the lenders from time to time parties to the Credit Agreement, and Morgan Stanley Asset Funding Inc. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-32168) filed on October 21, 2004)
10.4	Limited Guarantee, dated October 29, 2003, made by each Guarantor in favor of Morgan Stanley Mortgage Asset Funding Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.5	Guarantee Supplement and Amendment No. 1 to Guarantee, dated February 6, 2004 made by Global Signal Inc. in favor of Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.5.1	Guarantee Supplement and Amendment No. 2 to Guarantee, dated May 11, 2004 made by Global Signal Inc. in favor of Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.6.1 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)
10.6	Securities Purchase Agreement among Pinnacle Holdings, Inc., Pinnacle Towers, Inc. and the Investors named therein, dated April 25, 2000 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.7	Amendment to Stock Option Agreement, Consent to Plan Amendment and Acknowledgment of Employment Arrangements between Pinnacle Holdings Inc. and William T. Freeman, dated August 22, 2003 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.8	Employment Agreement among William T. Freeman, Pinnacle Holdings Inc. and Pinnacle Towers Inc., dated August 19, 2003 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.9	Amended and Restated Employment Agreement between Jeffrey Langdon and Global Signal Services, LLC, dated December 21, 2005, (incorporated by reference to Exhibit 10.4 to the Company's Current Report on form 8-K filed December 23, 2005)*
10.10	Amendment to Stock Option Agreement, Consent to Plan Amendment and Acknowledgment of Employment Arrangements between Pinnacle Holdings Inc. and Jeffrey Langdon (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)*
10.11	Amended and Restated Employment Agreement between Ronald G. Bizick, II and Global Signal Services, LLC, dated December 21, 2005 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on form 8-K filed on December 23, 2005)*
10.12	Assignment and Assumption Agreement between Pinnacle Towers Inc., Global Signal Inc. and Global Signal Services LLC, dated February 5, 2004 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)*

Exhibit Number	Description
10.13	Global Signal Inc. Omnibus Stock Incentive Plan (as amended December 21, 2005)*
10.14	Securities and Exchange Commission Settlement Order, dated December 6, 2001 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.15	Stipulation and Agreement of Settlement, dated September 19, 2002 and Order and Final Judgment, dated February 4, 2003 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.16	Agreement of Limited Partnership of Global Signal Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004)
10.17	Management Agreement between Pinnacle Towers Inc. and the subsidiaries listed on the signature pages, and Global Signal Services LLC, dated as of February 5, 2004 (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)*
10.18	Management Agreement between Pinnacle Towers Acquisition Inc. and Pinnacle Towers Inc., dated as of September 25, 2003 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)*
10.19	Management Agreement between Global Signal Acquisitions II LLC and Global Signal Services LLC, dated as of April 25, 2005*
10.20	Management Agreement, dated as of February 28, 2006, by and among Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the other entities listed on the signature pages thereto and Global Signal Services LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 2, 2006)*
10.21	Assignment and Assumption of Management Agreement between Pinnacle Towers Inc., and Global Signal Services LLC, dated February 5, 2004 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-11 (Amendment No. 2) (No. 333-112839) filed on April 29, 2004)*
10.22	First Amendment to Management Agreement between Pinnacle Towers Acquisition Holdings LLC and Global Signal Services LLC, dated May 13, 2004 (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004)*
10.23	Management Agreement, dated as of December 7, 2004, between Pinnacle Towers Acquisition Holdings LLC, the Subsidiaries thereof, and Global Signal Services LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-32168) filed on December 13, 2004)*
10.24	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-32168) filed on January 12, 2005)*
10.25	Form of Indexed Deferred Shares Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed on January 9, 2006)*

Exhibit Number	Description
10.26	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K (No. 001-32168) filed on February 17, 2005)
10.27	Form of Option Agreement, by and among Global Signal Inc., Fortress Investment Fund II LLC, Abrams Capital Partners II, L.P., Abrams Capital Partners I, L.P., Whitecrest Partners, L.P., Abrams Capital International, LTD, Riva Capital Partners, L.P., Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., and Greenhill Capital partners (Employees) II, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report of Form 8-K (No. 001-32168) filed on February 17, 2005)*
10.28.1	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Global Signal Operating Partnership, L.P. Bank of America, N.A., Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report of Form 8-K filed on February 17, 2005)
10.28.2	Second Amended and Restated Credit Agreement, dated April 15, 2005, among Global Signal Operating Partnership, L.P., Bank of America, N.A., and the other lenders named therein (incorporated by reference to Exhibit 10.35.1 to the Company's Registration Statement on Form S-11 filed May 2, 2005)
10.28.3	Third Amendment to Credit Agreement, dated as of February 28, 2006, among Global Signal Operating Partnership, L.P. and the lender parties thereto.
10.29	Investment Agreement, dated as of February 14, 2005, by and among Global Signal Inc., Fortress Investment Fund II LLC, Abrams Capital Partners II, L.P., Abrams Capital Partners I, L.P. Whitecrest Partners, L.P., Abrams Capital International, LTD, Riva Capital Partners, L.P., Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., and Greenhill Capital Partners (Employees) II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form 8-K filed on February 17, 2005)*
10.30	Acquisition Credit Agreement, dated as of April 25, 2005, by and among Global Signal Acquisitions LLC, Morgan Stanley Asset Funding Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2005)
10.31	Third Amendment to Parent Guarantee dated February 28, 2006, by and among Global Signal Inc, Global Signal GP LLP, as guarantors, and Bank of America, N.A. as administrative agent.
10.32	Parent Guarantee, dated as of April 25, 2005, made by Global Signal Operating Partnership, L.P. and Global Signal Inc. (upon execution) in favor of Morgan Stanley Asset Funding Inc., as collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2005)
10.33	Pledge Agreement, dated as of April 25, 2005, by Global Signal Acquisitions LLC, Global Signal Operating Partnership, L.P. and Global Signal Inc. (upon execution) in favor of Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2005)
10.34	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2005)

Exhibit Number	Description
10.35	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2005)
10.36	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 27, 2005)
10.37	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 27, 2005)
10.38	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 27, 2005)
10.39	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 27, 2005)
10.40	Bridge Loan and Override Agreement, dated May 24, 2005, by and among Global Signal Acquisitions II LLC, Bank of America, N.A. and Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 27, 2005)
10.41	Amended and Restated Loan and Security Agreement, dated as of February 28, 2006, by and among the borrowers (as defined therein) signatory thereto and Towers Finco III LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2006)
10.42	Form Loan and Security Agreement, between Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, as borrowers, and Morgan Stanley Asset Funding Inc., as lender. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on May 27, 2005)
10.43	Limited Recourse Parent Guarantee, dated May 24, 2005, made by Global Signal Inc. and Global Signal Operating Partnership, L.P., in favor of Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on May 27, 2005)
10.44	Pledge Agreement, dated May 24, 2005, made by Global Signal Acquisitions II LLC, Global Signal Acquisitions II LLC, and Global Signal Inc., in favor of Morgan Stanley Asset Funding Inc. (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on May 27, 2005)
10.45	Separation Agreement and General Release, dated December 16, 2005, between Global Signal Services LLC and David J. Grain (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 19, 2005).*
10.46	Employment Offer Letter from Global Signal Services LLC to Jeffrey H. Foster, dated March 21, 2005*

Exhibit Number	Description
10.47	Employment Agreement between Global Signal Services LLC and Jeffrey A. Klopf, dated November 1, 2005*
10.48	Deferred Shares Award Agreement, dated December 21, 2005, by and between Global Signal Inc. and Ronald Bizick (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 23, 2005)*
10.49	Deferred Shares Award Agreement, dated December 21, 2005, by and between Global Signal Inc. and Jeffrey Langdon (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on December 23, 2005)*
10.50	Deferred Shares Award Agreement, dated January 3, 2006, by and between Global Signal Inc. and Jeffrey A. Klopf (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 3, 2006)*
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

†	Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(c)	Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Certified Public Accountants

The Board of Directors and Shareholders of Global Signal Inc.

We have audited the accompanying consolidated balance sheets of Global Signal Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Signal Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Signal Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Tampa, Florida
March 14, 2006

GLOBAL SIGNAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$47,793	$5,991
Accounts receivable, less allowance for doubtful accounts of $1,559 and $794, respectively	2,360	533
Prepaid expenses and other current assets	36,930	9,772
Interest rate swap asset, at fair value	22,609	—
Total current assets	109,692	16,296
Restricted cash	20,232	72,854
Fixed assets, net of accumulated depreciation of $174,917 and $71,101, respectively	1,681,755	636,200
Intangible assets:
Goodwill	10,610	9,770
Leasehold interests, net of accumulated amortization of $12,811 and $8,730, respectively	8,084	7,791
Lease absorption value, net of accumulated amortization of $53,229 and $28,352, respectively	395,391	149,625
Lease origination value, net of accumulated amortization of $1,669 and $588, respectively	23,638	4,438
Deferred debt issuance costs, net of accumulated amortization of $10,943 and $2,994, respectively	16,870	18,911
Other assets	22,540	7,484
	$2,288,812	$923,369
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,299	$1,960
Accrued expenses	22,266	14,437
Dividend payable	34,304	20,491
Deferred revenues	21,307	13,410
Notes payable and current portion of long-term debt	538	8,268
Total current liabilities	98,714	58,566
Long-term debt, net of current portion	1,693,058	698,652
Other liabilities	43,851	12,954
Total liabilities	1,835,623	770,172
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 68,608,725 shares issued and outstanding at December 31, 2005, and 51,304,769 shares issued and outstanding at December 31, 2004	686	513
Additional paid-in capital	476,388	157,004
Deferred stock-based compensation	(1,055)	(3,101)
Accumulated other comprehensive income (loss)	20,800	(1,219)
Accumulated deficit	(43,630)	—
	453,189	153,197
	$2,288,812	$923,369

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$368,120	$180,297	$163,643
Direct site operating expenses (excluding depreciation, amortization and accretion)	151,965	55,503	54,701
Gross margin	216,155	124,794	108,942
Other expenses (income):
Selling, general and administrative (including $2,191, $4,235 and $1,479 of non-cash stock-based compensation expense, respectively)	39,600	27,645	28,393
Sprint sites integration costs	7,081	—	—
State franchise, excise and minimum taxes	(177)	69	848
Depreciation, amortization and accretion	135,992	54,075	47,137
	182,496	81,789	76,378
Operating income	33,659	43,005	32,564
Interest expense, net	75,611	27,489	20,265
Loss (gain) on derivative instruments	(3,408)	40	212
Loss on early extinguishment of debt	461	9,018	—
Other income	(194)	(126)	(110)
Income (loss) from continuing operations before income tax benefit (expense)	(38,811)	6,584	12,197
Income tax benefit (expense)	622	(341)	665
Income (loss) from continuing operations	(38,189)	6,243	12,862
Income (loss) from discontinued operations	(1,080)	490	1,025
Income (loss) before gain (loss) on sale of properties	(39,269)	6,733	13,887
Gain (loss) on sale of properties	(467)	139	(726)
Net income (loss)	$(39,736)	$6,872	$13,161
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.61)	$0.14	$0.31
Income (loss) from discontinued operations	(0.02)	0.01	0.03
Gain (loss) on sale of properties	(0.01)	0.00	(0.02)
Net income (loss)	$(0.64)	$0.15	$0.32
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.61)	$0.13	$0.31
Income (loss) from discontinued operations	(0.02)	0.01	0.03
Gain (loss) on sale of properties	(0.01)	0.00	(0.02)
Net income (loss)	$(0.64)	$0.14	$0.32
Weighted average number of common shares outstanding
Basic	62,254	46,831	41,000
Diluted	62,254	49,683	41,112

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Equity Derivatives	Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2002	41,000,000	$410	204,590	$—		$326	$—	$(996)	$204,330
Comprehensive income:
Net income					$13,161			13,161	13,161
Foreign currency translation adjustment					511	511			511
Change in fair value of derivative financial instruments					(1,970)	(1,970)			(1,970)
Comprehensive income					$11,702
Non-cash stock-based compensation			1,479						1,479
Pinnacle Towers Acquisition LLC issuance of shares of common stock for acquisition			20						20
Balance at December 31, 2003	41,000,000	$410	206,089	$—		$(1,133)	$—	$12,165	$217,531
Comprehensive income:
Net income					$6,872			6,872	6,872
Foreign currency translation adjustment					948	948			948
Change in fair value of derivative financial instruments					(2,229)	(2,229)			(2,229)
Total comprehensive income					$5,591
Amortization of accumulated other comprehensive income (loss) on terminated derivative instruments						1,195			1,195
Issuance of common stock:
Initial public offering, net of offering costs of $13,674	8,050,000	81	131,145						131,226
Warrants exercised	757,972	8	6,456						6,464
Options exercised	1,399,155	14	8,564						8,578
Shares issued to directors	20,000		360						360
Ordinary dividends declared and paid			(44,025)					(14,899)	(58,924)
Special distribution declared and paid			(142,188)						(142,188)
Ordinary dividends declared			(16,353)					(4,138)	(20,491)
Restricted stock grant	77,642		2,020	(2,020)
Non-cash stock-based compensation			4,956	(2,352)					2,604
Amortization of deferred stock-based compensation				1,271					1,271
Purchase of Pinnacle Towers Acquisition LLC subsidiary			(20)						(20)
Balance at December 31, 2004	51,304,769	$513	$157,004	$(3,101)		$(1,219)	$—	$—	$153,197
Comprehensive income:
Net (loss)					$(39,736)			(39,736)	(39,736)
Foreign currency translation adjustment					(651)	(651)			(651)
Change in fair value of derivative financial instruments					21,756	21,756			21,756
Total comprehensive (loss)					$(18,631)
Amortization of accumulated other comprehensive income (loss) on terminated derivative instruments						914			914
Issuance of common stock:
Public offering, net of offering costs of $11.0 million	6,325,000	64	183,393						183,457
Private offering – Sprint Investors Agreement	9,803,922	98	249,593						249,691
Warrants exercised	26,372		225						225
Options exercised	1,149,381	11	2,867						2,878
Shares issued to directors	20,000		654						654
Restricted shares forfeited	(20,719)		(559)	462					(97)
Ordinary dividends declared and paid			(82,485)					(3,894)	(86,379)
Ordinary dividends declared			(34,304)						(34,304)
Amortization of deferred stock-based compensation				1,584					1,584
Equity derivatives – issuance							24,314		24,314
Equity derivatives – fulfillment or expiration							(24,314)		(24,314)
Balance at December 31, 2005	68,608,725	$686	$476,388	$(1,055)		$20,800	$—	$(43,630)	$453,189

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
		(Revised) (seeNote2)	(Revised) (seeNote2)
Cash flows from operating activities:
Net income (loss)	$(39,736)	$6,872	$13,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	135,992	54,075	47,137
Amortization of deferred debt issuance costs and hedges	9,096	5,605	4,737
Deferred tax expense (benefit)	(622)	341	(665)
Provision for doubtful accounts	577	796	1,452
Non-cash stock-based compensation expense	2,191	4,235	1,479
Loss (gain) on derivative instruments	(3,408)	40	212
Loss (gain) on early extinguishment of debt	461	9,018	—
Net of effects from other adjustments
Continuing operations	(184)	170	408
Discontinued operations	2,500	758	455
(Increase) decrease in assets, net of effects from acquisitions:
Cash held in escrow	—	—	254
Accounts receivable	(2,404)	(341)	3,647
Prepaid expenses and other current assets	(7,039)	(1,309)	(1,914)
Other assets	(14,316)	(2,904)	(3,701)
Increase (decrease) in liabilities net of effects from acquisitions:
Accounts payable	17,097	(126)	(471)
Accrued expenses	5,548	267	(8,027)
Deferred revenues	(2,667)	2,553	(951)
Other liabilities	19,300	3,496	2005
Net cash provided by operating activities	122,386	83,546	59,218
Cash flows from investing activities:
Payments made in connection with acquisitions of communications sites	(1,428,601)	(302,348)	(29,551)
Acquisition of GoldenState Towers LLC, net of cash acquired	—	(64,458)	—
Capital expenditures	(19,112)	(9,057)	(8,544)
Proceeds from the sale of fixed assets- Continuing operations	1,245	—	—
Discontinued operations	3,260	1,003	1,914
Funds provided by (invested in) restricted cash	52,622	(72,854)	—
Other	—	(20)	—
Net cash used in investing activities	(1,390,587)	(447,734)	(36,181)
Cash flows from financing activities:
Borrowings under notes payable and long-term debt	1,088,557	898,828	29,026
Repayment of long-term debt	(102,204)	(457,432)	(44,042)
Payment of debt issuance costs	(6,782)	(20,904)	(2,844)
Payment made to terminate interest rate swaps	—	(4,199)	—
Special distribution paid	—	(142,188)	—
Ordinary dividends paid	(106,870)	(58,924)	—
Proceeds from the issuance of common stock, net of offering costs	436,198	146,268	20
Net cash provided by (used in) financing activities	1,308,899	361,449	(17,840)
Effect of exchange rate changes on cash	1,104	(931)	114
Net increase (decrease) in cash and cash equivalents	41,802	(3,670)	5,311
Cash and cash equivalents, beginning of period	5,991	9,661	4,350
Cash and cash equivalents, end of period	$47,793	$5,991	$9,661
Non-cash investing and financing transactions:
Assets acquired under a capital lease obligation	$324	$1,404	$—
Increase (decrease) in the fair value of interest rate swaps recorded to accumulated other comprehensive income (loss)	$21,756	$(2,229)	$(1,970)
Common stock options issued in connection with the initial public offering	$—	$1,865	$—
Supplemental disclosure of cash flows:
Cash paid for interest and income taxes	$62,035	$19,903	$22,470

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GLOBAL SIGNAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of Global Signal Inc. and its wholly owned subsidiaries. Global Signal Inc., formerly Pinnacle Holdings Inc., owns, leases and manages communications towers and other communications sites and leases space on them to providers of communications and broadcast services, such as wireless telephony, paging, mobile radio, wireless data transmission, radio and television broadcasting, and to operators of private networks such as federal, state and local government agencies.

As used herein, as of December 31, 2005 and 2004, unless the context otherwise requires, ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Company,’’ or ‘‘Global Signal’’ refers to Global Signal Inc. and its wholly-owned consolidated subsidiaries, including without limitation Pinnacle Towers LLC, Pinnacle Towers Canada, Inc., Pinnacle Towers Acquisitions Holding LLC, Global Signal Services LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC and Pinnacle Towers Limited. All significant intercompany balances and transactions have been eliminated. ‘‘Fortress’’ refers to Fortress Investment Holdings LLC and certain of its affiliates, ‘‘Greenhill’’ refers to Greenhill Capital Partners, L.P. and affiliated investment funds and ‘‘Abrams’’ refers to Abrams Capital, LLC and certain of its affiliates. Since November 1, 2002, Fortress has been our largest stockholder, Greenhill has been our second largest stockholder and Abrams has been our third largest stockholder.

Pinnacle Towers Acquisitions Holdings LLC (‘‘Pinnacle Acquisitions’’) and all of its wholly owned subsidiaries were acquired by Global Signal on February 6, 2004. Due to 99% common control of both Global Signal and Pinnacle Acquisitions since Pinnacle Acquisitions' formation on September 23, 2003, the merger was accounted for in a manner similar to a pooling of interests. Therefore, the financial statements of Pinnacle Acquisitions have been included in these financial statements of Global Signal beginning September 23, 2003, the date of Pinnacle Acquisitions' formation.

As of May 11, 2004, we completed our formation of an UPREIT structure whereby we own substantially all of our assets and conduct our operations through an operating partnership, Global Signal Operating Partnership, L.P. (‘‘Global Signal OP’’). Global Signal Inc. is the special limited partner of Global Signal OP. Global Signal GP LLC, our wholly-owned subsidiary, is the managing general partner and as such, has the exclusive power to manage and conduct the business of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP. The partnership agreement of Global Signal OP provides that it distribute cash flows from its operations to its limited partners and the managing general partner in accordance with their relative percentage interests. The distributions that we receive from Global Signal OP will, among other things, enable us to make dividend distributions to our stockholders. We believe that the UPREIT structure provides flexibility by enabling us to execute certain acquisitions more effectively by giving tax advantages to transferees who accept partnership units in the UPREIT as payment.

2.    Summary of Significant Accounting Policies and Basis of Presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The principal accounting policies are set forth below.

Reorganization

On November 1, 2002, we adopted fresh start accounting pursuant to SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. In accordance with the principles of fresh start accounting, we adjusted the value of our assets and liabilities to their reorganization value (which approximates fair value).

Segment Reporting

The Company has determined that it operates in one segment, as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related

Information. All of our communications towers and other communications sites offer essentially the same service to tenants. Our communications sites are geographically dispersed across all 50 of the United States and the District of Columbia, and to a lesser extent in Canada and the United Kingdom. However, our foreign operations represent 1.1% of our revenues.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our subsidiaries. All intercompany accounts, transactions and profits are eliminated. We have not consolidated the financial statements of Global Signal Trust I or Global Signal Trust II (collectively, the ‘‘Trusts’’), described more fully in Note 8 – Debt, because we do not have any equity ownership interest in the Trusts, we are not their primary decision maker and are not the primary beneficiary with respect to expected income or losses.

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2005 and 2004, we had restricted cash of $20.2 million and $72.9 million, respectively. Restricted cash as of December 31, 2005 is primarily comprised of amounts held in escrow in connection with our February and December 2004 mortgage loans, and our bridge loan (see Note 8 – Debt). Amounts held in escrow in connection with our February and December 2004 mortgage loans are maintained in loan sub accounts for future principal and interest, insurance, real estate taxes and ground lease rental payments. Based on the terms of our mortgage loans, as cash for lease payments is received from tenants, it is directly deposited into the escrow account and any amount in excess of pre-established funding levels for each sub account is released to our general cash operating account. The sub accounts consist of monies designated in the mortgage loan agreements for certain operating and debt service expenditures. Restricted cash held in connection with our bridge loan relates to the next month’s interest payment. As of December 31, 2004, restricted cash also included cash held in our site acquisition reserve account established with a portion of the net proceeds from our December 2004 mortgage loan ($58.5 million remaining at December 31, 2004), which we used to fund qualifying acquisitions of communications sites in 2005.

Accounts Receivable

Our accounts receivable are generally unsecured, as we require no collateral. We establish a general reserve, in addition to a specific reserve, for receivables with known collection doubts due to circumstances such as payment history, poor liquidity or bankruptcy and for estimated future credit memos related to previously recognized revenue. Collection doubts are recorded as bad debt expense and are primarily identified using an analysis of aged receivables based on invoice dates and monitoring customers' status using publicly available information. Items that are deemed uncollectible are written off against the allowance for doubtful accounts. Credit memo reserves are recorded as a reduction of revenue.

Concentration of Credit Risk

Substantially all of our accounts receivable are with national and local communications providers along with federal, state, and local government agencies, and operators of private wireless networks. For the year ended December 31, 2005, Sprint Nextel and Cingular Wireless accounted for 31.1% and 14.9% of our revenues, respectively. For the year ended December 31, 2004, USA Mobility (after giving effect to the Arch Wireless and Metrocall merger), Cingular Wireless (after giving effect to its merger with AT&T Wireless) and Sprint Nextel (after giving effect to its merger with Nextel) accounted for 14.9%, 13.2% and 13.1% of our revenues, respectively. For the year ended December 31, 2003, USA Mobility and Sprint Nextel (after effect of their subsequent respective mergers) accounted for 16.6% and 10.7% of our revenues, respectively. No other customer represented over 10.0% of our revenues for the years presented.

In addition, some of our customers have filed Chapter 11 petitions in the U.S. Bankruptcy Courts; however, we have provided an allowance based on our best estimates of amounts that we believe will not ultimately be collected.

Fixed Assets

Fixed assets are stated at cost less impairment losses, except for those assets owned at November 1, 2002, which were revalued and recorded at reorganization value (which approximates fair value) in accordance with fresh start accounting. Betterments, renewals and extraordinary repairs, which increase the value or extend the life of the asset, are capitalized. Repairs and maintenance costs are expensed as incurred. Fixed assets are depreciated using the straight-line method over the estimated useful lives of the assets or in the case of assets located on leased land, the shorter of the remaining term of the underlying lease or sublease including the assumed renewal periods, or the estimated useful life. Fixed assets held under capital leases are amortized on a straight-line basis over the term of the lease or the remaining estimated life of the leased property, whichever is shorter, and the related amortization is included with depreciation expense. Fixed assets include the carrying amounts of assets included in discontinued operations.

Depreciation expense from continuing operations for the years ended December 31, 2005, 2004 and 2003 was $104.1 million, $35.9 million and $28.7 million, respectively.

Leasehold Interests

Leasehold interests represent our interest as a lessee in various rooftops and other leased communications sites and are stated at cost except those existing at November 1, 2002, which were revalued in accordance with fresh start accounting. Leasehold interests are being amortized over four years, using the straight-line method. Amortization expense on leasehold interests related to continuing operations for the years ended December 31, 2005, 2004 and 2003 was $4.2 million, $4.1 million and $4.9 million, respectively.

Lease Absorption Value

Lease absorption value, recorded in connection with our implementation of fresh start accounting and subsequent tower asset acquisitions, represents the tenant lease rentals which we would have foregone during the period of time required to attract a new tenant lease for each of the tenant leases in-place at the date of our fresh start accounting or for assets acquired after November 1, 2002, the date of the acquisition. For leases in place at the date of our fresh start accounting, the lease absorption value is being amortized over 16 years, the estimated remaining contractual terms of the in-place leases and their expected renewals, in an accelerated manner consistent with the lease revenues associated with those leases and expected renewals. For acquisitions completed since December 2003, the lease absorption value is being amortized on a straight-line basis over the estimated remaining contractual terms of the in-place leases and their expected renewals of 10 to 28 years.

Historically over 90% of our tenants have exercised their renewal rights as provided in the terms of their leases and we incur no additional costs related to the renewals, therefore we have considered the expected renewal periods when establishing our lease absorption value and associated amortization period. Our accelerated amortization method was calculated using the tenant lease commencement dates and the expirations and expected renewals based on the tenant technology types. Our accelerated amortization reflects the mix of revenues from technologies and the expected churn rate from declining usage. Our acquisitions since November 2002 are primarily wireless telephony tenants, which have historically experienced lower churn rates and higher lease renewal rates, and therefore the amortization is recognized on a straight-line basis for those leases.

Amortization expense on lease absorption value related to continuing operations for the years ended December 31, 2005, 2004 and 2003 was $24.9 million, $13.3 million and $12.9 million, respectively.

Goodwill

Goodwill represents the aggregate purchase price of acquired businesses in excess of the fair value of the acquisitions. Goodwill is evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2005 and 2004 we had recorded $10.6 million and $9.8 million, respectively, of goodwill related to our one business combination in 2004 (see Note 3 – Acquisitions). The increase in goodwill in 2005 is from the receipt of a final appraisal related to the business combination.

Lease Origination Value

Lease origination value, recorded in connection with our implementation of fresh start accounting and subsequent tower asset acquisitions, represents the value associated with ‘‘cost avoidance’’ of acquiring an in-place lease and was determined based on our estimate of the incremental cost to replace these leases, namely sales commissions. Similar internal costs are expensed because the amounts are not material to our statements of operations. Lease origination value for assets owned as of November 1, 2002, is being amortized using the straight-line method over 16 years, the estimated average remaining contractual terms of the in-place leases and their expected renewals. For acquisitions completed since November 2002, the lease origination value is being amortized using the straight-line method over the average estimated remaining contractual terms of the in-place leases and their expected renewals of 10 to 28 years.

Amortization expense on lease origination value related to continuing operations for the years ended December 31, 2005, 2004 and 2003 was $1.1 million, $0.3 million and $0.2 million, respectively.

Asset Retirement Obligations

Effective with our emergence from Chapter 11, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We recorded an asset retirement obligation of $5.3 million for our estimated future obligation to dismantle towers on leased land sites in connection with our fresh start accounting and $12.6 million in connection with the acquisitions made since December 1, 2003, using discounted cash flows of expected dismantling expenses. We used a discount factor of 13% in connection with our fresh start accounting and a factor of 12.0 to 14.9% for subsequent additions and an annual cost increase factor of 2.5%.

During 2003, we recorded an additional asset retirement obligation of $0.1 million in connection with our acquisitions as well as accretion expense of $0.4 million. In 2003, we revised our estimate of dismantling costs and reduced the obligation and the tower assets by $1.3 million. During 2004, we recorded additional asset retirement obligations of $1.2 million in connection with our acquisitions as well as accretion expense of $0.5 million. The asset retirement obligation balance at December 31, 2004, was $6.4 million. During 2005, we recorded additional asset retirement obligations of $11.3 million in connection with our acquisitions as well as accretion expense of $1.7 million. In addition, we reversed asset retirement obligations of $0.8 million related to land purchases and dispositions. The asset retirement obligation balance at December 31, 2005, was $18.6 million, which is the net present value of our expected future cash outlays of $181.4 million.

Impairment of Long-lived Assets

We follow SFAS No. 144, Accounting For The Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying value. As prescribed by SFAS No. 144, we evaluate the recoverability of fixed assets and definite-life intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. We evaluate the profitability of our sites as part of the ongoing operations of our business, and in connection with this review, we evaluate any loss-making sites for impairment.

If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount is reduced to the fair value and an impairment loss recognized. We recorded asset impairments on discontinued operations during the years ended December 31, 2005, 2004 and 2003, of $2.1 million, $0.5 million and $0.4 million, respectively.

Other Assets

Other assets include deposits related to ground leases and accrued tenant lease receivables on multi-year tenant leases recorded in connection with straight-line revenue recognition under SFAS No. 13, Accounting for Leases.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are reflected in our balance sheets at their carrying values, which approximate their fair values at December 31, 2005 and 2004, due to their short maturity. Derivatives are carried at fair value. We consider our variable rate financial instruments, primarily long-term debt, to be representative of current market interest rates and, accordingly, the recorded amounts also approximate fair market value. We estimated the fair value of our fixed rate instruments by estimating the yield that these instruments would sell for at year-end and present valuing the cash flows of the fixed rate instruments using this yield. Our fixed rate financial instruments' estimated market value at December 31, 2005 is approximately $20 million less than the principal balance that we have recorded in the balance sheet. At December 31, 2004, our fixed rate instruments’ estimated value approximated the principal balance we had recorded in the balance sheet.

Derivatives

We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated, and qualify, as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivatives that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

Derivative Financial Instruments Indexed to, and Settled in our Stock

For derivative financial instruments indexed to, and settled in our stock, we follow the accounting as specified in EITF Issue No. 00-19 Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Under this pronouncement, for instruments that meet certain criteria, the instrument is valued at fair value on the day it is created and is not marked to market in subsequent periods. The instrument is recorded in the stockholders' equity section of the balance sheet under the caption ‘‘Equity Derivatives’’. The Investment Agreement and Option Agreement, entered into as part of the transaction with Sprint Corporation (see Note 3 – Acquisitions), created instruments that qualified for this accounting treatment as proscribed under EITF Issue No. 00-19 (See Note 11 – Stockholders' Equity). Since the forward contracts under the Investment Agreement were either fulfilled or expired, the $24.3 million attributable to these equity derivatives were reclassified to additional paid-in capital.

Foreign Currency Translation

All asset and liability accounts of our international operations, which are based in Canada and the United Kingdom, are translated into U.S. dollars at current rates. Revenues, costs and expenses are translated at the average currency rate that prevailed during the fiscal period. We have no activities in any hyperinflationary economies. In general, gains and losses resulting from foreign currency transactions are included in income currently. In accordance with SFAS No. 52, Foreign Currency Translation, long-term translation differences in the intercompany accounts are excluded from net income and are recorded as accumulated other comprehensive income (loss), a component of stockholders' equity. Gains and losses resulting from translation of financial statements are also excluded from net income and are recorded as accumulated other comprehensive income (loss).

Revenue Recognition

We generate revenues by leasing space on communications sites we own or which we lease from or manage for others. In almost all instances, we are the lessor under our tenant leases. Revenue is recorded in the month in which it is earned. Revenues from fees, such as structural analysis and site inspection services, are recognized upon delivery of the related products and services to the customer. Revenues from lease arrangements with our tenants on communications sites that have fixed-rate escalation clauses are recognized on a straight-line basis over the contractual life of the related lease agreements excluding tenant renewal options. Amounts recognized as revenue before being billed to our tenants due to straight lining are included in other assets. As a part of fresh start accounting, this asset was revalued considering only the remaining payments from leases in effect at November 1, 2002. Amounts recognized as revenues on tenants billed in arrears are included in other current assets in the months before these tenants are billed. Rental amounts received from tenants in advance of the month earned are recorded as deferred revenues.

Revenues from management contracts for sites owned by third parties is recognized on a gross basis as earned, to the extent the management contract requires us to lease directly with the tenants on those communications sites because the tenant views us as the primary obligor to fulfill the terms of the lease, and on a net basis to the extent we only earn a fee based on percentage of revenues or revenues collected. Fee based revenues are not material to our consolidated financial statements.

We further evaluate our revenue recognition and defer any revenues if the following criteria are not met: persuasive evidence of an arrangement exists, payment is not contingent upon other performance or other obligations, the price is fixed or determinable and collectibility is reasonably assured.

Interest Expense

We record interest expense on various debt obligations and include the amortization of deferred debt issuance costs, and the amortization of settlement amounts of derivatives included in accumulated other comprehensive income (loss), in interest expense. The table below details the components of interest expense, net, as presented on the consolidated statements of operations (in thousands).

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Interest on debt, net of interest income	$66,631	$22,039	$15,912
Amortization of derivative settlement costs	914	1,153	—
Amortization of deferred debt issuance costs	8,182	4,412	4,732
Less: Capitalized interest	(116)	(115)	(379)
	$75,611	$27,489	$20,265

Deferred Debt and Equity Costs

We amortize deferred debt issuance costs using the effective interest method over the expected term of the debt and record such amortization as interest expense. Amortization of annual commitment fees for unused portions of available borrowings are also recorded as interest expense. Costs incurred in advance of closing an equity offering are capitalized and deferred until the equity financing is consummated, at which time the assets are offset against the proceeds recorded in stockholders' equity. Deferred equity costs are expensed when it is probable that the equity financing will not be consummated.

Income Taxes

We have elected to be taxed as a real estate investment trust (‘‘REIT’’) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’). As a REIT, we and our ‘‘qualified REIT subsidiaries’’ (other corporations wholly owned by us which are not ‘‘taxable REIT subsidiaries’’) are not generally subject to federal income tax. We believe that from our inception we have been organized and operated in such a manner as to qualify for taxation as a REIT. We are allowed a tax deduction for the amount of dividends paid to stockholders, thereby effectively subjecting our distributed net income to taxation at the stockholder level only, provided we distribute at least 90% of our REIT taxable income and meet certain other requirements for qualifying as a REIT.

Income tax benefit (expense) relates to our taxable REIT subsidiaries only, and is accounted for using the liability method as described in SFAS No. 109, Accounting for Income Taxes.

Accumulated Comprehensive Income (Loss)

Accumulated comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
Foreign currency translation adjustment	$1,133	$1,785
Change in fair value of derivatives	19,667	(3,004)
	$20,800	$(1,219)

Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock option and restricted stock grants to employees and stock grants to directors using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS Statement No. 123. Under APB No. 25, no compensation costs are recognized relating to the stock option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. During 2005 and 2004, we recognized $1.5 million and $1.3 million, respectively, of compensation expense related to employee stock options granted with exercise prices below market value and restricted employee stock grants. We had no such compensation expense in 2003. The unamortized portion of the related compensation expense is recorded as deferred stock compensation, a contra account within stockholders' equity. We use the accelerated method to recognize compensation expense of our equity-based awards with graded vesting. We granted stock to our non-employee directors in 2005 and 2004. Compensation expense equal to the fair market value of the stock was recognized at the time of the grant. During 2005 and 2004, we recognized $0.7 million and $0.4 million, respectively, of expense related to stock option grants to non-employee directors. We had no such expense related to non-employee director stock option grants in 2003.

We follow SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, for our stock option grants to other individuals. As such, we measure compensation expense at the date of grant and recognize the expense ratably over the service period. Prior to vesting or termination, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of the options prior to the vesting date would be recognized in the period of the option value increase. We recognized $2.6 million and $1.5 million of compensation expense in 2004 and 2003, respectively, and have not issued further options to non-employees since 2004.

Had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant consistent with the provisions of SFAS No. 123, our net income (loss) would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders:
Net income (loss) as reported	$(39,736)	$6,872	$13,161
Add: Total non-cash stock-based employee compensation expense included in reported net income, net of $0 related tax effect for all periods	2,191	1,624	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(3,307)	(4,413)	(4,367)
Pro forma net income (loss)	$(40,852)	$4,083	$8,794
Basic income (loss) per share attributable to common stockholders:
Net income (loss) as reported	$(0.64)	$0.15	$0.32
Pro forma net income (loss)	(0.66)	0.09	0.21
Diluted income (loss) per share attributable to
common stockholders:
Net income (loss) as reported	$(0.64)	$0.14	$0.32
Pro forma net income (loss)	(0.66)	0.08	0.21

The fair value of each option grant is estimated on the date of grant (there were no grants in 2005) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Risk-free interest rate	1.93%	1.94 – 2.58%
Cumulative volatility	31.25%	109.60%
Dividend yield	7.29%	2.00%
Weighted average expected life of options	3 years	3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Since our common stock did not trade on public markets until June 3, 2004, a volatility based on our publicly traded competitors was used in the Black-Scholes option valuation model for the years ended December 31, 2004 and 2003, respectively.

On February 5, 2004, pursuant to the terms of the stock incentive plan, the exercise price of the then-outstanding stock options was adjusted as follows, as a result of the one-time special distribution of $142.2 million declared and paid on that date: the $5.00 exercise price was reduced to $4.26 per share and the $10.00 exercise price was reduced to $8.53 per share. The exercise price of our outstanding options was adjusted such that the ratio of the option exercise price to the fair market value of our common stock, as determined by our board of directors, was the same before and after the one-time special distribution; therefore, there was no accounting impact.

Reclassifications and Revisions

In 2005, we have separately disclosed the operating, investing and financing portion of the cash flows attributable to discontinued operations which in prior periods were not separately reported. Certain other amounts from prior years have been reclassified for consistency with current presentation. All other reclassifications relate to discontinued operations. These reclassifications and revisions were not material to the consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant, beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The pronouncement is effective for us as of January 1, 2006. As of the required effective date, we will apply this Statement using the modified prospective method. Under that transition method, compensation costs for the portion of awards for which the requisite service has not yet been rendered, and that are outstanding as of the required effective date, shall be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. In the statement of operations, the effect of the new standard on our statement of operations for previously issued options and restricted stock will be immaterial. However, we will reclassify the unamortized deferred compensation expense, which relates entirely to unvested restricted stock to additional paid in capital as of January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term ‘‘conditional asset retirement obligation’’ as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. This interpretation is effective for us as of January 1, 2006. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land; therefore, this interpretation will not impact our financial statements.

In October 2005, the FASB issued FASB Staff Position 13-1, Accounting for Rental Costs Incurred during a Construction Period. This staff position concludes that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. This interpretation is effective for us as of January 1, 2006. We account for such rental costs in the manner proscribed by the staff position, therefore this staff position will not impact our financial statements.

3.     Acquisitions

Sprint Transaction

On May 26, 2005, we, Sprint and certain Sprint subsidiaries (the ‘‘Sprint Contributors’’), closed on an agreement to contribute, lease and sublease communications sites from Sprint (the ‘‘Agreement to

Lease’’). Under the Agreement to Lease, we have agreed to lease or, if certain consents have not been obtained, operate, for a period of 32 years, 6,553 communications sites and the related towers and assets (collectively, the ‘‘Sprint Towers’’) from one or more newly formed special purpose entities of Sprint (collectively, ‘‘Sprint TowerCo’’), under one or more master leases for which we agreed to pay approximately $1.2 billion as prepaid rent (the ‘‘Upfront Rental Payment’’), subject to certain conditions, adjustments and pro-rations (the ‘‘Sprint Transaction’’) through May 25, 2006. Certain Sprint entities lease space on 6,342 of the Sprint Towers (as described below in Sprint Master Lease). We accounted for this transaction as a capital lease reflecting the substance similar to an acquisition. In the fourth quarter, we adjusted our purchase price allocation based on the final appraisal of the Sprint sites’ assets, which we received from our third party valuation firm. The fourth quarter impact was approximately $8.5 million of additional depreciation, amortization and accretion of which approximately $5.1 million relates to the period from May 26, 2005 to September 30, 2005. The transaction was funded with proceeds from the sales of common stock described in Note 11 – Stockholders' Equity and the Sprint Bridge Loan described in Note 8 – Debt.

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

The integration of the 6,553 Sprint Towers into our operations has been a significant undertaking. To manage the Sprint Towers, we added over 100 additional employees, which has added significant costs. We have also incurred a substantial amount of non-recurring integration costs totaling $7.1 million related to the Sprint Transaction during the year ended December 31, 2005.

Sprint Master Lease

At the closing of the Sprint Transaction, Sprint TowerCo entered into a Master Lease and Sublease with special purpose entities (collectively, ‘‘Lessee’’) created by us (the ‘‘Master Lease’’).

The term of the Master Lease will expire in 2037 and there are no contractual renewal options. Except for the Upfront Rental Payment, the Lessee will not be required to make any further payments to Sprint TowerCo for the right to lease or operate the Sprint Towers during the term of the Master Lease. The Sprint Contributors currently lease the land under substantially all of the Sprint Towers from third parties and the Lessee has assumed all of the Sprint Contributors' obligations that arise under the Sprint Towers ground leases post-closing. Additionally, the Lessee is required to pay all costs of operating the Sprint Towers as well as an agreed-upon amount for real and personal property taxes attributable to the Sprint Towers. During the period commencing one year prior to the expiration of the Master Lease and ending 120 days prior to the expiration of the Master Lease, the Lessee will have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion.

The Lessee is entitled to all revenues from the Sprint Towers leased or operated by it during the term of the Master Lease, including amounts payable under existing Sprint Tower collocation agreements with third parties. In addition, under the Master Lease, Sprint entities that are part of Sprint's wireless division (excluding entities acquired from Nextel and prior Sprint-branded wireless affiliates) have agreed to sublease or otherwise occupy collocation space (the ‘‘Sprint Collocation Agreement’’) at 6,342 of the Sprint Towers for an initial monthly collocation charge of $1,400 per tower (the ‘‘Sprint Collocation Charge’’) for an initial period of ten years. The Sprint Collocation Charge increases each year, beginning January 2006, at a rate equal to the lesser of (i) 3% or (ii) the sum of 2% and the increase in the Consumer Price Index during the prior year. The Sprint monthly collocation charge increased in January 2006 to $1,442 per tower. After ten years, Sprint may terminate the Sprint Collocation Agreement at any or all

Sprint Towers, provided, however, that if Sprint does not exercise its termination right prior to the end of nine years at a Sprint Tower (effective as of the end of the tenth year), the Sprint Collocation Agreement at that Sprint Tower will continue for a further five-year period. Sprint may, subsequent to the ten-year initial term, terminate the Sprint Collocation Agreement as to any or all Sprint Towers upon the 15th, 20th, 25th, or 30th anniversary of the commencement of the Master Lease.

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

Global Signal guarantees the full and timely payment, performance and observance of all of the terms, provisions, covenants and obligations of the Lessee under the Master Lease up to a maximum aggregate amount of $200.0 million.

Other Acquisitions

On April 29, 2005, we closed on an agreement to purchase 172 communications sites for $32.1 million, including fees and expenses, from ForeSite LLC. The towers are located in Alabama, Georgia, Mississippi, Louisiana, Florida, Tennessee, and South Carolina. Revenues on these towers are derived 80% from wireless telephony tenants and 18% from public utility tenants. This transaction was funded from our site acquisition reserve account established as part of our December 2004 mortgage loan and from borrowings under the acquisition credit facility (see Note 8 – Debt).

On March 21, 2005, we entered into an agreement to purchase 169 communications sites for approximately $55.1 million, including fees and expenses, from Triton PCS Holdings, Inc. On June 30, 2005, we closed on 157 of the 169 total sites contracted, for $50.4 million, and on July 28, 2005, we closed on another three sites for $1.4 million. We are currently performing due diligence on the remaining nine sites which are in Puerto Rico. These sites may close in 2006. The closed transactions were funded from an escrow deposit and borrowings under the acquisition credit facility (see Note 8 – Debt). The towers are primarily located in the Charlotte, Raleigh and Greensboro markets of North Carolina, with additional sites located in other regions of North Carolina and in South Carolina and Georgia. Substantially all of the revenues on these towers are derived from wireless telephony tenants. As part of the transaction, Global Signal and Triton entered into a 10-year master lease agreement, with three 5-year lease renewal options, whereby Triton will pay us an initial monthly rate of $1,850 for each of the towers. Additionally, we obtained an exclusive option to acquire an additional 70 existing towers owned by Triton and an option to acquire all new towers constructed by Triton during a one-year period after closing. As of December 31, 2005, we had exercised the option with respect to seven towers, which we acquired for $1.7 million, including fees and expenses.

In addition to communications sites acquired from Sprint, ForeSite and Triton, we also acquired 217 communications sites in unrelated transactions during 2005 for $102.9 million, including fees and expenses, which were primarily funded from our site acquisition reserve established from our December 2004 mortgage loan and from borrowings under the acquisition credit facility (see Note 8 – Debt). These towers are located primarily in the eastern, midwestern and southeastern United States and generate substantially all of their revenues from wireless telephony tenants or investment grade tenants. During 2005, we also acquired 168 parcels of land in fee interest or under permanent or long-term easements, which we had previously leased from the sellers thereof, for a total purchase price of $21.8 million, including fees and expenses.

During 2004, we acquired 862 communications sites from 48 unrelated sellers. Of the acquired communications sites, 648 were acquired as acquisitions of assets for a total purchase price of $294.0 million, including fees and expenses, and 214 communications sites were acquired as part of a business combination described below for $64.8 million, including fees and expenses. Additionally, we acquired 75 fee interests or long-term easements of land under towers where we previously held a leasehold interest, for a total purchase price of $7.5 million, including fees and expenses. Prior to December 7, 2004, the acquisitions were funded through borrowings under our credit facility and a portion of the net proceeds from our initial public offering. After December 7, 2004, the date of our December 2004 mortgage loan, the acquisitions were funded with cash from the site acquisition reserve account established as part of the December 2004 mortgage loan.

On September 23, 2003, a majority of our stockholders formed a new company, Pinnacle Towers Acquisitions Holdings LLC (‘‘Pinnacle Acquisitions'') then known as Pinnacle Towers Acquisitions Inc. with an initial capitalization of $20,000 in cash. This entity had no operations until December 4, 2003, when its subsidiary, Pinnacle Towers Acquisitions LLC, acquired a portfolio of 67 tower sites primarily located in the southeastern United States. Pinnacle Acquisitions paid the seller $26.3 million in cash, and incurred $1.0 million in deal costs. Pinnacle Acquisitions financed this purchase using borrowings under a $100.0 million credit facility. On February 6, 2004, we acquired the common stock of Pinnacle Acquisitions for approximately $21,000 and the assumption of Pinnacle Acquisitions' outstanding debt of $28.0 million under the credit facility. Because over 99% of the stockholders of Global Signal were also stockholders in Pinnacle Acquisitions, in the same proportions, this acquisition was a business combination among ‘‘entities under common control’’ and we have accounted for it in a manner similar to a pooling of interests. As a result, we have included the results of operations and balance sheet of Pinnacle Acquisitions in our financial statements beginning September 23, 2003.

Business Combinations

On November 11, 2004, we completed the acquisition of all of the membership interests of GoldenState Towers LLC (‘‘GoldenState’’) for an aggregate cash purchase price of $64.8 million, including fees and expenses. This acquisition was accounted for as a business combination, using the purchase method of accounting, and the results of GoldenState's operations were included in the consolidated financial statements as of the date of acquisition. GoldenState owns or operates 214 wireless communication towers that derive substantially all of their revenues from wireless telephony tenants and are located primarily in California, Oregon, Idaho, Washington, Nevada and Arizona. The acquisition was partially funded from cash previously deposited in escrow and the balance with borrowings under a credit facility that was refinanced by the December 2004 mortgage loan.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition based on a third party appraisal (in thousands):

Tower assets	$38,485
Intangible assets	15,810
Goodwill	10,610
Asset retirement obligation	(139)
Net assets	$64,766

Intangible assets consist of $15.3 million of lease absorption value, $0.4 million of lease origination value and $0.1 million of leasehold interests, each of which is being amortized over their estimated life of 21 years. Amortization for each of the next five years will total approximately $0.8 million per year.

Unaudited pro forma financial information is not presented because the annual revenues of GoldenState are less than 5% of our consolidated 2004 revenues and hence the impact of the acquisition is not expected to be material.

In June 2004, we acquired the remaining 9% minority interest in Pinnacle Towers Limited, our United Kingdom subsidiary, for approximately $1.2 million including fees and expenses. We funded the acquisition of the minority interest with a portion of the net proceeds from our initial public offering.

4.    Discontinued Operations

During 2003, we entered into definitive agreements to divest ourselves of certain non-core assets and under-performing tower sites. Included in this group were two wholly owned subsidiaries, an office building, a portfolio of microwave tower sites and various non-strategic under-performing sites. During 2005 and 2004, we made decisions to divest ourselves of additional under-performing tower sites. The operations related to each of these assets were sold or liquidated by us except for 213 and 45 under-performing sites that were held for disposal by sale at December 31, 2005 and 2004, respectively. During 2005, 2004 and 2003, we recognized impairment charges on our underperforming sites of $2.1 million, $0.5 million and $0.4 million, respectively.

In accordance with SFAS No. 144, we classified the operating results of these assets as discontinued operations in the accompanying consolidated financial statements and all prior periods have been classified to conform to the current year presentation with respect to these assets. Results of operations for these discontinued assets for the year ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenues	$2,166	$4,497	$7,594
Cost of revenues (excluding impairment losses, depreciation, amortization and accretion expense)	2,201	3,739	6,074
Gross Margin	(35)	758	1,520
Other expenses:
Selling, general and administrative	—	1	40
Depreciation, amortization and accretion	421	295	36
Impairment loss on assets held for sale	2,067	463	419
	2,488	759	495
Operating income (loss) from discontinued operations	(2,523)	(1)	1,025
Other income (loss), net	—	—	—
Income (loss) before income tax benefit (expense)	(2,523)	(1)	1,025
Income tax benefit (expense)	—	—	—
Income (loss) from discontinued operations, net of income taxes before gain on sale of properties	(2,523)	(1)	1,025
Gain on sale of properties	1,443	491	—
Income (loss) from discontinued operations, net of income taxes	$(1,080)	$490	$1,025

Assets held for sale of $0.8 million and $0.2 million are included in fixed assets, net in the condensed consolidated balance sheets as of December 31, 2005 and 2004, respectively.

5.    Fixed Assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Lives in Years	December 31, 2005	December 31, 2004
Communications assets:
Communications tower assets	11-20	$1,755,597	$642,112
Communications site land easements	37-99	28,848	4,631
Communications site equipment	12	12,959	5,222
Buildings	15-40	3,074	2,417
Land	n/a	38,925	39,230
Construction in progress	n/a	2,736	4,867
Total telecommunications assets		1,842,139	698,479
Other:
Vehicles	3	1,927	1,126
Furniture, fixtures and other office equipment	5-8	4,025	3,776
Data processing equipment	3-5	8,581	3,920
Total fixed assets		1,856,672	707,301
Accumulated depreciation		(174,917)	(71,101)
Fixed assets, net		$1,681,755	$636,200

6.    Intangible Assets

Intangible assets consist of goodwill, lease absorption value, leasehold interests and lease origination value. The intangible assets, other than goodwill, are being amortized over estimated useful lives ranging from 4 to 28 years, with estimated future amortization as follows as of December 31, 2005 (in thousands):

Year Ending December 31,
2006	$29,705
2007	28,790
2008	27,250
2009	26,482
2010	25,827
2011 and thereafter	289,059
$427,113

7.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Interest	$7,199	$2,885
Payroll and related taxes	3,491	1,418
Taxes other than payroll and income taxes	3,306	5,549
Other	8,270	4,585
	$22,266	$14,437

8.    Debt

Our outstanding debt as of December 31, 2005 and 2004 consists of the following (in thousands):

	December 31, 2005	December 31, 2004
February 2004 mortgage loan, weighted average interest rate of approximately 5.0%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC and its subsidiaries, monthly principal and interest installments of approximately $2.4 million beginning March 2004. Contractual maturity date of January 2029, anticipated maturity date of January 2009 (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	$404,087	$411,909
December 2004 mortgage loan, weighted average interest rate of approximately 4.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers Acquisitions LLC and its subsidiaries, monthly interest-only installments beginning January 2005, contractual maturity date of December 2009	293,825	293,825
Bridge loan, interest at 30-day LIBOR plus 1.50% (5.8% at December 31, 2005), secured by our ownership interest in Global Signal Acquisitions II LLC (‘‘GSA II’’), and in GSA II’s leasehold and subleasehold interests in the Sprint Towers, and an assignment of leases and rent. Interest installments due monthly and a contractual maturity date of May 25, 2006, before extension options (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	850,000	—
$200.0 million acquisition credit facility, interest at LIBOR plus 2.0% (6.4% at December 31, 2005), secured by the acquired tower assets through a pledge of Global Signal OP’s equity interest in Global Signal Acquisitions, LLC (‘‘GSA’’). Interest installments due monthly and a contractual maturity date of April 24, 2006 (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	144,725	—
Capital lease obligations, interest rate fixed at a weighted average rate of 9.9%, secured by the underlying capital assets, with monthly principal installments beginning April 2004 and continuing through July 2010	959	1,186
Revolving Credit Facility, interest at a variable rate of LIBOR plus 3% or the lender's base rate plus 2%, secured by a pledge of Global Signal OP's assets, maturity date of December 2006	—	—
	1,693,596	706,920
Less: current portion of long-term debt considering effects of February 2006 mortgage loan	(538)	(8,268)
	$1,693,058	$698,652

As noted in the table above, the February 2004 mortgage loan, the bridge loan and the $200.0 million acquisition credit facility were repaid in full from the proceeds of the February 2006 mortgage loan described below. In accordance with SFAS No. 6 Classification of Short-Term Obligations Expected to be Refinanced, we have reclassified the current portion of debt under these three loans to long-term.

The following table shows the maturities of long-term debt at December 31, 2005, after the SFAS No. 6 reclassification (in thousands):

Year Ending December 31,
2006	$538
2007	370
2008	19
2009	293,843
2010 and thereafter	1,398,826
$1,693,596

The February 2006 Mortgage Loan

On February 28, 2006, three of our wholly owned special purpose entities, Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC, (and its 13 subsidiaries) borrowed a total of $1.55 billion under a mortgage loan made payable to a newly formed trust, Global Signal Trust III (‘‘February 2006 Mortgage Loan’’) that issued $1.55 billion in a fixed-rate commercial mortgage pass-through certificates to provide fixed-rate financing for the Sprint Towers, the communications sites originally financed with the February 2004 mortgage loan, and for other communications sites we acquired since April 2005. We have continued to consolidate our subsidiaries, but have not consolidated Global Signal Trust III in our financial statements. The proceeds of the February 2006 mortgage loan were used to repay the $850.0 million bridge loan, to repay $402.7 million (the total then-outstanding borrowings under the February 2004 mortgage loan), to repay the $151.8 million (the total then-outstanding borrowings under the acquisition credit facility) and to provide $145.5 million of funds for working capital and general corporate purposes, including potential future acquisitions. The borrowers and their direct parent, Global Signal Holdings V LLC, are separate legal entities from Global Signal Inc., with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its other affiliates.

The principal amount of the February 2006 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on the February 2006 mortgage loan at a weighted average interest rate of approximately 5.7%. The effective interest rate on the February 2006 mortgage loan, including the benefit from terminating the interest rate swaps which qualify for hedge accounting and the amortization of estimated deferred debt issuance costs, is approximately 5.5%. The February 2006 mortgage loan requires monthly payments of interest until its anticipated repayment date in February 2011. The February 2006 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in over 80% of their communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers LLC, Global Signal Acquisitions LLC and Global Signal Acquisitions II LLC from its direct parent, Global Signal Holdings V LLC).

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio (‘‘DSCR’’), defined in the February 2006 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the February 2006 mortgage loan, as of the end of any calendar quarter falls to 1.35 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the DSCR exceeds 1.35 times for two consecutive calendar quarters. If the DSCR falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the February 2006 mortgage loan with applicable prepayment penalties.

We may not prepay the February 2006 mortgage loan in whole or in part at any time prior to February 28, 2008, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the

February 2006 mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the February 2011 monthly payment date, no prepayment consideration is due.

The February 2006 mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets.

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary, Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II (‘‘December 2004 mortgage loan’’). The Global Signal Trust II (‘‘Trust II’’) then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account to be used to acquire additional qualifying communications sites over the six-month period following the December 2004 closing. Under our December 2004 mortgage loan, we are required to prepay the loan plus applicable prepayment penalties with funds in our acquisition reserve account to the extent such funds are not used to acquire additional qualifying communications sites during the six-month period following the closing of the loan. The acquisition reserve account was fully invested as of April 2005.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. As of December 31, 2005, the weighted average interest rate on the various tranches was approximately 4.7%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers' interests (fee, leasehold or easement) in substantially all of their communications sites, (2) a security interest in substantially all of the borrowers' personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisitions Holdings LLC from its direct parent, Global Signal Holdings III LLC).

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio (‘‘DSCR’’), defined in the December 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the December 2004 mortgage loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us unless the DSCR exceeds 1.30 times for two consecutive calendar quarters. If the DSCR falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the December 2004 mortgage loan.

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

The February 2004 Mortgage Loan

On February 5, 2004, one of our subsidiaries, Pinnacle Towers LLC (known as Pinnacle Towers Inc. at the time) and thirteen of its direct and indirect subsidiaries issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I (‘‘February 2004 mortgage loan’’). The Global Signal Trust I (‘‘Trust I’’) then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated Trust I in our financial statements. The net proceeds from the February 2004 mortgage loan were used to repay the then-outstanding borrowings under our old credit facility of $234.4 million, to fund a $142.2 million special distribution to our stockholders, to fund $4.6 million of restricted cash into an imposition reserve which was required to be escrowed in connection with our securitization transaction and February 2004 mortgage loan and relates to taxes, insurance and rents, and the remaining $15.9 million was available to fund operations.

The principal amount of the February 2004 mortgage loan was divided into seven tranches, each having a different level of seniority. Interest accrued on each tranche at a fixed rate per annum. As of December 31, 2005, the weighted average interest rate on the various tranches was approximately 5.0%. The February 2004 mortgage loan was secured by mortgages, deeds of trust, deeds to secure debt and first priority mortgage liens on more than 1,100 of the communications sites of Pinnacle Towers LLC and its thirteen direct and indirect subsidiaries. The February 2004 mortgage loan required monthly payments of principal and interest calculated based on a 25 year amortization schedule through January 2009 (the ‘‘Anticipated Repayment Date’’). If the February 2004 mortgage loan was not repaid in its entirety by the Anticipated Repayment Date, the interest rate on the February 2004 mortgage loan would have increased by the greater of 5.0% or a U.S. Treasury-based index, and substantially all of the borrower's excess cash flows from operations would have been utilized to repay outstanding amounts due under the February 2004 mortgage loan.

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, were distributed to us. The February 2004 mortgage loan required us to maintain a minimum debt service coverage ratio (‘‘DSCR’’) defined as the preceding 12 months of net cash flow, as defined in the February 2004 mortgage loan, divided by the amount of principal and interest payments required under the February 2004 mortgage loan in the next 12 months, of 1.45 times. Net cash flow, as defined in the February 2004 mortgage loan, with respect to Pinnacle Towers LLC and its 13 direct and indirect subsidiaries, was approximately equal to gross margin minus capital expenditures made for the purpose of maintaining our sites, minus 10% of revenues. If the DSCR fell below 1.45 times, the excess cash flows from the securitized entities were escrowed until the DSCR exceeded 1.45 times for two consecutive quarters, at which time the previously escrowed excess cash flows were released to us. If the DSCR fell below 1.2 times, all excess cash flows, including amounts previously escrowed, were used to repay outstanding principal due under the February 2004 mortgage loan. The February 2004 mortgage loan also restricted our ability to incur unsecured indebtedness without confirmation from the rating agencies that such indebtedness will not impact the February 2004 mortgage loan rating. Because the February 2004 mortgage loan had covenants which required our subsidiaries to maintain certain financial ratios, these covenants could have indirectly limited our subsidiaries' ability to pay dividends to us.

On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the February 2004 mortgage loan in full. A prepayment penalty of $7.0 million was paid and will be expensed in the first quarter of 2006 as loss on early extinguishment of debt. In addition, unamortized deferred debt issuance costs of approximately $9.5 million and accumulated other comprehensive loss of approximately $3.4 million related to the February 2004 mortgage loan and the 2003 interest rate swaps, respectively, will be expensed in the first quarter of 2006 as loss on early extinguishment of debt.

Sprint Bridge Loan

At the closing of the Sprint Transaction, we executed the $850.0 million bridge loan financing with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. The borrower was a newly created entity, GSA II, under our indirect control, which owns 100% of our interest in the Sprint Towers. The loan was secured by, among other things, the ownership interests in the borrower, the borrower's leasehold and subleasehold interests (including purchase options) in the Sprint Towers, and an assignment of leases and rents. The loan had an initial term of twelve months, and, subject to compliance with certain conditions, two six-month extensions at our option. During the first twelve months of the loan, the loan bore interest at 30-day LIBOR plus 1.50%. The interest rate was expected to increase by 0.25% upon the first extension and 0.75% upon the second, if such extension options were exercised. The loan required an origination fee of 0.375% of the $850.0 million loan amount and an extension fee in connection with each extension option of 0.25% of the loan amount. In addition, we were required under the facility to pay an exit fee under certain circumstances. The loan contained customary events of default including bankruptcy of the borrower or the Company, change of control or cross default to other indebtedness of the Company.

On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the Sprint bridge loan in full. Unamortized deferred debt issuance costs of approximately $1.0 million related to the Sprint bridge loan will be expensed in the first quarter of 2006 as loss on early extinguishment of debt.

Revolving Credit Agreement

On December 3, 2004, Global Signal OP entered into a 364-day $20.0 million revolving credit facility pursuant to a revolving credit agreement, which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. On February 9, 2005, Global Signal OP amended and restated the Revolving Credit Agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A., to provide an additional $50.0 million term loan facility in connection with the Sprint Transaction (see Note 3 – Acquisitions). On February 14, 2005, the full amount of the term loan was posted as a deposit, as required by the Agreement to Lease from the Sprint Transaction. On April 15, 2005, we amended and restated the Revolving Credit Agreement to provide an additional $25.0 million multi-draw term loan to be used for fees and expenses incurred in connection with the Sprint Transaction. Amounts available under the revolving credit facility were reduced to $15.0 million upon the completion of the equity issuances by us on May 9, 2005 (Note 11 – Stockholders' Equity). In addition, on May 9, 2005, we repaid and terminated both term loans under the Revolving Credit Agreement with proceeds from our equity issuance. On December 1, 2005, we extended the maturity of the Revolving Credit Agreement until December 1, 2006. At December 31, 2005, there was no balance outstanding under the revolving credit facility. Interest on the $15.0 million revolving credit facility is payable, at Global Signal OP's option, at either the LIBOR plus 3.0% or the bank's base rate plus 2.0%. Interest is payable at the end of the interest period or at the time of principal repayments. Principal on the revolving credit facility may be paid, in whole or in part, at any time and must be repaid by the loan maturity date, December 1, 2006. Interest on the term loans under the Revolving Credit Agreement was payable at our option at either LIBOR plus 1.75% or the bank's base rate plus 0.75%.

As discussed above, in connection with the Sprint Transaction, we repaid and terminated the $50.0 million and $25.0 million term loans. As a result, we recognized a loss on early extinguishment of debt of $0.5 million for the unamortized deferred debt issuance costs associated with the term loans, in the second quarter of 2005.

The Revolving Credit Agreement and the related ancillary documentation, contains covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at approximately $1.875 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to a ratio of 7.65 to 1.0. The Revolving Credit Agreement continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP's assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary.

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC (‘‘GSA’’), entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan

Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility was guaranteed by Global Signal OP and future subsidiaries of GSA. Moreover, it was secured by substantially all of GSA’s, tangible and intangible assets and by a pledge of Global Signal OP’s equity interest in GSA. In addition, on May 16, 2005, we entered into a guarantee agreement with respect to the acquisition credit facility, secured by a pledge of our equity interest in Global Signal OP. We intended to fund future acquisitions with this credit facility. The level of borrowings was limited based on a borrowing base. As of December 31, 2005, the principal balance outstanding under the acquisition credit facility was $144.7 million.

Borrowings under the acquisition credit facility bore interest at our option at either the Eurodollar rate plus 1.50% or the bank’s base rate plus approximately 1.25% provided the loan balance was equal to or lower than 68% of the acquisition price (as defined therein) of towers owned, leased or managed by GSA, from time to time. If the loan balance was higher than 68% of the aggregate acquisition price of towers owned, leased or managed by GSA, from time to time, then borrowings under the acquisition credit facility bore interest at our option at either the Eurodollar rate plus 2.0% or the bank’s base rate plus approximately 1.75%. As of December 31, 2005, the loan balance exceeded 68% of the aggregate acquisition price of towers owned, leased or managed by GSA.

In connection with the closing of the acquisition credit facility, we paid an origination fee of 0.375% of the $200.0 million commitment. In addition, to the extent the principal amount of borrowings related to an acquisition of towers to be owned, leased or managed exceeded 68% of the acquisition price thereof, we were required to pay an additional origination fee to Morgan Stanley Asset Funding Inc. and Bank of America, N.A. in an amount equal to 0.125% of the amount borrowed for such acquisition and an additional exit fee in the amount of 0.125% of the amount borrowed for such acquisition in connection with the refinancing of such borrowings. The exit fees were credited against fees payable to each of Morgan Stanley and Bank of America, N.A. in connection with their role as co-managers of our February 2006 mortgage loan. The acquisition credit facility contained typical representations and covenants for facilities of this type.

On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay in full and terminate the acquisition credit facility. Unamortized deferred debt issuance costs of approximately $0.2 million related to the acquisition credit facility will be expensed in the first quarter of 2006 as loss on early extinguishment of debt.

9.    Interest Rate Swap Agreements

The following summarizes our interest rate swap activity from 2003 to 2005. At the time of entering into these swaps which related to forecasted transactions, we had documentation to support their treatment under hedge accounting, as cash flow hedges. Thereafter, we evaluated the forecasted transactions as to continued probability and also tested for effectiveness.

As of December 31, 2005, and after giving effect to the early extinguishment of the February 2004 mortgage loan and the termination of the 2005 interest rate swaps as part of the February 2006 mortgage loan transaction as described below, our 2006 amortization of accumulated other comprehensive income (loss) is expected to be a net decrease to interest expense of $4.8 million.

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010, with a mandatory termination date of January 31, 2006, in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. The termination date was later extended to February 28, 2006. On

July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005, and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above would not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps were also recognized in the income statement, resulting in $2.3 million being recorded as gain on derivative instruments for 2005. The six January 2005 interest rate swaps had a combined fair value of $3.4 million due from the counterparty at December 31, 2005.

Concurrent with the pricing of our February 2006 mortgage loan, we terminated our six interest rate swaps and received a payment, excluding accrued interest, of $8.1 million, of which $4.3 million was recorded as accumulated other comprehensive income (loss) and which will be amortized as a reduction of interest expense on the February 2006 mortgage loan using the effective interest method over five years, the life of the February 2006 mortgage loan.

On February 2, 2005, and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which was expected to be replaced by a mortgage loan, for a total notional value of $850.0 million. We incurred the $850.0 million bridge loan at the time of the closing of the Sprint Transaction. Under the interest rate swaps, we agreed to pay the counterparty a weighted-average fixed interest rate of 4.354% on a total notional amount of $850.0 million beginning on June 1, 2005 through December 1, 2010, with a mandatory termination date of March 31, 2006, in exchange for receiving floating payments based on one-month LIBOR on the same notional amount for the same period. The February and March 2005 interest rate swaps had a fair value of $19.2 million due from the counterparty at December 31, 2005. A portion of these swaps was ineffective resulting in $1.1 million being recorded as gain on derivative instruments for 2005. The remaining $18.1 million change in market value was recorded in accumulated other comprehensive income (loss) in the equity section of the balance sheet.

Concurrent with the pricing of our February 2006 mortgage loan, we terminated our ten interest rate swaps and received a payment, excluding accrued interest, of $25.8 million, which was recorded as accumulated other comprehensive income (loss) and which is being amortized as a reduction of interest expense using the effective interest method over five years, the anticipated life of the February 2006 mortgage loan. The effective interest rate on the February 2006 mortgage loan including the cost of terminating the swaps and the amortization of deferred debt issuance costs is approximately 5.5%.

As of December 31, 2005, we have no other forecasted transactions underlying interest rate swaps.

2004 Interest Rate Swaps

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of accumulated other comprehensive income (loss) and which is being amortized as a reduction of interest expense using the effective interest method over five years, the expected life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately $40,000 as additional interest expense, related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, is approximately 5.0%. For 2005, amortization of $0.4 million was recorded as an offset to interest expense.

2003 Interest Rate Swap

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement (‘‘December 2003 swap’’) with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three-month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three-month LIBOR rate, which was on December 31, 2003, on the notional amount of $400.0 million. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004, at a cost of $6.2 million that was recorded as part of accumulated other comprehensive income (loss) and was being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, was approximately 6.0%. For 2005 and 2004, amortization of $1.3 million and $1.2 million, respectively, was recorded as interest expense. On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the February 2004 mortgage loan. In connection with this, the approximate remaining $3.4 million of accumulated other comprehensive loss related to the December 2003 swap will be recorded as loss on early extinguishment of debt in the first quarter of 2006.

10.    Commitments and Contingencies

Tenant Leases

As lessors, we are due to receive cash rental payments from customers of communications sites under non-cancelable lease agreements in effect as of December 31, 2005, as follows (in thousands):

Year Ending December 31,	Cash Rental Payments from Tenants
2006	$399,358
2007	352,547
2008	307,168
2009	255,287
2010	190,455
2011 and thereafter	647,028
Total	$2,151,843

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

Operating Leases

As lessees, we are obligated under non-cancelable operating leases for office space, equipment, and ground space under communications towers and at other sites, as well as space on communications towers that expire at various times through 2099. The majority of the ground, tower and other site leases have multiple renewal options, which range up to 25 years each. For the ground leases associated with the Sprint Transaction, we have an obligation to Sprint to renew the ground lease through the final term and to use commercial efforts to extend these leases at the end of the final lease term. The ground, tower and other lease agreements for managed sites generally require either a minimum fixed lease payment or a contingent payment based on revenues or the gross margin at a site with some of the sites requiring both a fixed payment and a contingent payment based on revenues or gross margin. Certain of the ground and managed site leases have purchase options at the end of the original lease term. Our future minimum cash lease payment commitments under these leases at December 31, 2005, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2006	$89,269
2007	67,384
2008	49,121
2009	33,883
2010	16,206
2011 and thereafter	80,107
Total minimum lease payments	$335,970

Many of our lease agreements contain escalation clauses that are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For leases with escalation clauses based on a fixed percentage rate, rental expenses are recognized in our statements of operations on a straight-line basis over the initial term of the lease plus the future optional renewal periods where there is a reasonable assurance that the lease will be renewed based on our evaluation at the inception of the lease or at our assumption of the lease due to our acquisition of the related tower asset. Total rent expense related to continuing operations under non-cancelable operating leases was $114.6 million, $34.8 million, and $33.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The components of minimum and contingent rental expense from continuing operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

Year Ended December 31,	Minimum Rental Expense	Contingent Rental Expense	Total
2005	$72,603	$42,013	$114,616
2004	19,323	15,478	34,801
2003	17,747	15,409	33,156

Under the Sprint Transaction, we have an obligation to pay Sprint $2,034 per site for 2006 (which increases by 3% each successive year) as a reimbursement to Sprint of property taxes Sprint will pay on those sites. The future payments to Sprint under this agreement are as follows (in thousands):

Year Ending December 31,	Payments
2006	$13,341
2007	13,670
2008	14,043
2009	14,422
2010	14,809
2011 and thereafter	244,252
Total payments	$314,537

Employment Agreements

We have employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of a termination without cause, as defined by the agreement of such employees.

Purchase Commitments

As of December 31, 2005, we had signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. that require us to purchase approximately $6.5 million in satellite data monitoring equipment. As of December 31, 2005, we had purchased $3.4 million of equipment under these commitments. As of December 31, 2005, we also had outstanding purchase agreements to acquire 12 communications sites from various sellers for a total estimated purchase price of $6.5 million, including estimated fees and expenses, and 140 land parcels for $18.6 million, including estimated fees and expenses. As of December 31, 2005, we also had non-binding letters of intent to purchase 17 additional communications sites for approximately $20.2 million, including estimated fees and expenses.

Earn Outs

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The aggregate amount of these contingent purchase prices is not expected to be material for the acquisitions we have closed through December 31, 2005. As of December 31, 2005, we had no accruals for any such additional acquisition payments. The maximum additional contingent payments on closed acquisitions were $1.1 million at December 31, 2005.

Sprint Transaction

As part of the Sprint Transaction, we and Sprint agreed to a refund to us a portion of the Upfront Rental Payment if an agreed upon portion of the Sprint Towers do not qualify as a financeable site, as defined in the Sprint Agreement, within one year of the closing of the Sprint Transaction. As part of the Sprint Agreement, we agreed to use commercially reasonable efforts to convert Sprint Towers which do not qualify as financeable sites, into financeable sites by May 26, 2006. As such, we have contractors dedicated to these efforts. As of December 31, 2005, less than the agreed upon allocated purchase price value of the Sprint Towers qualified as financeable sites and if no further sites were converted to financeable sites by May 26, 2006 we would be due an Upfront Rental Payment refund of approximately $3.5 million. We anticipate that additional Sprint Towers will qualify as finaceable sites by May 26, 2006 and as such, we expect the Upfront Rental Payment refund to be less than $3.5 million.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

11.    Stockholders' Equity

Stock Split

On February 11, 2004, the board of directors approved a 2-for-1 stock split. All shares of common stock and per share of common stock amounts have been retroactively restated.

Changes in Authorized Shares

On February 11, 2004, the stockholders approved an increase in the number of authorized shares to 20,000,000 shares of preferred stock and 100,000,000 shares of common stock, and on May 11, 2004, approved an increase in the number of authorized shares to 150,000,000 shares of common stock.

Initial Public Offering

On June 2, 2004, we completed our initial public offering through the issuance of 8,050,000 shares of our common stock at $18.00 per common share. We received net cash proceeds of $131.2 million after expenses, underwriters' discounts and commissions. Additional non-cash offering costs included $1.9 million representing the fair value of stock options issued to Fortress and Greenhill in connection with the initial public offering. See ‘‘Other Stock Options’’ below.

May 2005 Offering

On May 9, 2005, we sold an additional 6,325,000 shares of our common stock, inclusive of the underwriters' over allotment option, at an offering price to the public of $30.70 per share, and generated proceeds of $183.4 million for us, net of underwriters' commissions, discounts and estimated offering costs. We used a portion of the net proceeds to repay $55.0 million of outstanding borrowings on the term loans under our Revolving Credit Agreement. In addition, we used approximately $82.0 million to finance a portion of the Upfront Rental Payment paid in connection with the Sprint Transaction and the remaining $46.4 million was used for working capital and other general corporate purposes.

Investment Agreement

On February 14, 2005, in connection with the execution of the Sprint Transaction, we entered into an investment agreement (the ‘‘Investment Agreement’’) with (a) Fortress Investment Fund II LLC, a Delaware limited liability company (‘‘FIF II’’), an affiliate of Fortress; (b) various affiliates of our third largest stockholder, Abrams; and (c) various affiliates of Greenhill, our second largest stockholder. Greenhill, with FIF II and Abrams are referred to as the ‘‘Investors’’, and each individually as an ‘‘Investor’’.

Under the Investment Agreement, the Investors committed to purchase, at the closing of the Sprint Transaction, up to $500.0 million of our common stock, at a price of $25.50 per share. Under the provisions of the Investor Agreement, the commitment was automatically reduced by $250.0 million to $250.0 million by (1) the $183.4 million of net proceeds we received from the May 2005 offering of our common stock and (2) $100.0 million, the amount of borrowings in excess of $750.0 million outstanding under our $850.0 million bridge loan at the closing of the Sprint Transaction (see Note 8 – Debt), provided that the Investors' aggregate commitment could not be reduced below $250.0 million.

In connection with the Investment Agreement, the Investors agreed to issue to us, at the closing of the Investment Agreement, a one-time option to purchase from the Investors a number of shares of common stock having a value equal to the difference between the total consideration paid by the Investors for the common stock at the closing of the Sprint Transaction and $250.0 million. As discussed above, the Investors' aggregate commitment was reduced to $250.0 million. On May 26, 2005, we sold the Investors $250.0 million of our common stock in conjunction with the closing of the Sprint Transaction. Since the forward contracts under the Investment Agreement were either fulfilled or expired, the $24.3 million attributable to these equity derivatives at March 31, 2005, were reclassified to additional paid-in capital at June 30, 2005.

Dividends

We paid cash dividends related to the years ended December 31, 2005, 2004 and 2003 as set out in the table below:

Dividend Period	Pay Date	Dividend per Share ($)	Total Dividend ($ million)	Amount of Dividend Accounted for as Return of Stockholders' Capital ($ million)
October 1 – December 31, 2005	January 19, 2006	$0.5000	$34.7	$34.7
July 1 – September 30, 2005	October 12, 2005	0.5000	34.3	34.3
April 1 – June 30, 2005	July 21, 2005	0.4500	30.8	30.8
January 1 – March 31, 2005	April 21, 2005	0.4000	20.9	17.0
October 1 – December 31, 2004	January 20, 2005	0.4000	20.9	16.4
July 1 – September 30, 2004	October 20, 2004	0.3750	19.1	16.3
June 1 – June 30, 2004	July 20, 2004	0.1030	5.2	5.2
April 1 – May 31, 2004	June 14, 2004	0.2095	8.8	8.8
January 1 – March 31, 2004	April 22, 2004	0.3125	13.1	13.1
October 1 – December 31, 2003	February 5, 2004	0.3125	12.8	0.6
One-time special distribution	February 5, 2004	3.4680	142.2	142.2

On February 5, 2004, our board of directors declared and paid a non-recurring special distribution of $142.2 million to our stockholders, which represented a return of capital. The board of directors determined that it was in the best interests of our stockholders to utilize the excess cash available from the net proceeds of the February 2004 mortgage loan to make a distribution representing a return of capital to stockholders.

Stock Incentive Plan

The Stock Incentive Plan (the ‘‘Plan’’) became effective November 1, 2002. The Plan provides for awards consisting of stock options and restricted stock grants (‘‘Awards’’) to employees, non-employee directors, and other persons who perform services for us. The Plan is administered by the board of directors or, at the board of director's sole discretion, by a committee consisting solely of persons who are non-employee directors and outside directors (the ‘‘Committee’’).

On February 11, 2004, the stockholders approved an increase of 2,000,000 shares in the shares available under the Plan and as of January 1, 2005, subsequent annual increases of the lesser of 1,000,000 shares or 2% of the then-outstanding number of shares of common stock on the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be made subject to Awards granted under the Plan is 7,715,000 at December 31, 2005. As of December 31, 2005, 3,458,051 shares remained available for grant under the Plan. On January 1, 2006, the number of shares available increased by 1,000,000 pursuant to the annual increases provision discussed above. In the event of any change in our capitalization, an equitable substitution or proportionate adjustment shall be made in the aggregate number and/or kind of shares of common stock reserved for issuance under the Plan and the kind, number and/or option price at the sole discretion of the Committee. In addition, if any Award expires or terminates without having been exercised, the shares of common stock subject to the Award again become available for grant under the Plan.

The Committee is authorized to grant to eligible persons incentive stock options (‘‘ISO’’) or nonqualified stock options (‘‘NSO’’). The term of an ISO cannot exceed 10 years, and the exercise price of any ISO must be equal to or greater than the fair market value of the shares of common stock on the date of the grant. Any ISO granted to a holder of 10% or more of the combined voting power of our capital stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date of grant and may not have a term exceeding five years from the grant date. The Committee shall determine the exercise price and the term of an NSO on the date that the NSO is granted.

Options shall become exercisable in whole or in part on the date or dates specified by the Committee. The Committee, in its sole discretion, may accelerate the date or dates on which an option becomes exercisable. Each option shall expire on such date or dates as the Committee shall determine at the time the option is granted. Upon termination of an optionee's employment for retirement, death or disability, options granted to the employee will expire one year from the date of termination. Upon termination of an optionee's employment for involuntary termination other than for cause, options granted to the employee will expire ninety days plus the number of days the employee is prohibited from trading in Global Signal's shares because of insider trading rules or other arrangements, after the date of termination. Upon termination of an optionee's employment for any other reasons, options granted to the employee will expire on the expiration date specified in the agreement. If an optionee's employment is terminated for cause (as defined in the Stock Incentive Plan), all of such person's options shall immediately terminate.

The Committee may also grant to an eligible person an award of common stock subject to future service and such other restrictions and conditions as the Committee may determine, which may be either restricted stock, wherein the recipient receives the benefits of ownership (such as voting and the receipt of dividends) prior to the vesting of the stock (other than the right to sell or transfer the stock), or deferred stock, wherein the recipient does not have any benefits of ownership prior to the vesting of the stock (as applicable, the ‘‘Restricted Stock’’ or the ‘‘Deferred Stock’’). The Committee will determine the terms of such Restricted Stock and/or Deferred Stock, including the price, if any, to be paid by the recipient for the stock, the restrictions placed on the shares and the time or times when the restrictions will lapse, at the time of the granting thereof.

A summary of our stock option plan activity under the Plan for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Number of Shares Subject to Option	Exercise Price Range	Weighted Average Exercise Price
Under option, December 31, 2002	3,393,884	$4.26-$8.53	$6.40
Granted	2,161,616	$4.26-$8.53	$6.40
Forfeited	(1,378,048)	$4.26-$8.53	$6.40
Exercised	—	N/A	N/A
Under option, December 31, 2003	4,177,452	$4.26-$8.53	$6.40
Granted	820,000	$8.53-$18.00	$15.63
Forfeited	(579,126)	$4.26-$8.53	$6.40
Exercised	(1,410,742)	$4.26-$8.53	$6.29
Under option, December 31, 2004	3,007,584	$4.26-$18.00	$8.96
Granted	—	N/A	N/A
Forfeited	(82,000)	$4.26-$8.53	$6.40
Cancelled	(176,300)	$4.26-$18.00	$13.91
Exercised	(1,432,150)	$4.26-$18.00	$8.08
Under option, December 31, 2005	1,317,134	$4.26-$18.00	$9.41

A summary of outstanding and exercisable options under the Plan at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
Exercise price	Number of Shares	Weighted average remaining contractual life in years	Weighted average exercise price	Number of shares	Weighted average exercise price
$4.26	443,317	7.1	$4.26	213,713	$4.26
$8.53	550,942	7.2	8.53	321,338	8.53
$18.00	322,875	7.2	18.00	322,875	18.00
	1,317,134	7.2	$9.41	857,926	$11.03

All of the options that were outstanding as of December 31, 2005, vested by January 1, 2006. Subsequent to year-end, through March 15, 2006, options to acquire 890,459 shares were exercised.

In August 2003, our board of directors awarded options to purchase shares of our common stock to an employee of Fortress Capital Finance LLC, who was a member of our board of directors and provided financial advisory services to us. These options were scheduled to vest at various times over a three-year period, the period during which this individual was expected to perform services. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified. As a result of the services provided before the termination, the termination of this individual's agreement and the resulting modification, we recorded a total expense of $2.6 million in 2004 related to these stock options, which concludes all charges to be recognized related to this agreement. During 2003, we recognized $1.5 million in non-cash stock-based compensation related to this agreement.

Other Stock Options

In connection with the initial public offering, discussed above, and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to Fortress and Greenhill, or their respective affiliates, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for Fortress (or its affiliates), the right to acquire the number of shares equal to 8% of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire the number of shares equal to 2% of the number of shares issued in the initial public offering, including the over-allotment, all at an exercise price per share equal to the initial offering price per share. Upon consummation of the offering, the number of shares and exercise price were thereby fixed at 805,000 shares at $18.00 per share, respectively. All of the options were immediately vested upon the initial public offering and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million by netting it against the net proceeds of the offering. These options were granted outside of the Plan, and therefore are excluded from the Plan activity shown above. At December 31, 2005, 772,800 of these options remain outstanding.

Common Stock Grants

In the second quarter of 2005, as part of our director compensation plan, we issued a total of 20,000 fully vested, unrestricted shares of common stock to four of our independent directors. As a result, we recorded compensation expense of $0.7 million on the issuance date.

On June 3, 2004, as part of our director compensation plan, we issued a total of 20,000 fully vested, unrestricted shares of common stock to four of our independent directors upon consummation of our initial public offering. As a result, we recorded compensation expense of $0.4 million on the issuance date.

On December 20, 2004, the Board of Directors approved the grant of 77,642 shares of restricted stock to certain employees. The grants vest 33.3%, 33.3% and 33.4% on December 20, 2007, 2008 and 2009 respectively. We valued the restricted stock awards at $2.0 million on the date of grant using the current market price. This amount has been recorded as unearned compensation, a contra account included in stockholders' equity, and is being amortized as non-cash stock-based compensation expense over the vesting period using the accelerated method.

In January 2006, we issued 26,162 shares of restricted stock to certain employees, net of forfeitures. The grants vest 33.3%, 33.3% and 33.4% on December 16, 2008, 2009 and 2010, respectively. We valued the restricted stock awards at $1.2 million on the date of grant using the current market price. This amount will be recorded as unearned compensation, a contra account included in stockholders' equity, and will be amortized as non-cash stock-based compensation expense over the vesting period using the accelerated method.

Deferred Shares

In 2005, we began offering some our employees the opportunity to earn deferred shares. The number of deferred shares that will be granted in December 2006 will be determined by the amount of our fourth quarter 2006 dividend. The targeted number of shares to be issued is 124,698 and the actual shares issued will vary between 0% and 150% of the target based on the fourth quarter 2006 dividend amount. Based on the range in the number of shares that can be earned and then awarded, the estimated amount of compensation expense that we will record in December 2006, assuming our December 31, 2005 share price, is from none to $3.0 million. A summary of the deferred share grants is as follows:

On December 21, 2005, we entered into a Deferred Shares Award Agreement, under the Plan, with two of our officers. One of the Deferred Shares Award Agreements provided for the cancellation of options relating to 16,400 shares with an exercise price equal to $4.26 per share and options relating to 16,400 shares with an exercise price equal to $8.53 per share, each originally issued pursuant to his option agreement, and in consideration of these cancellations, the officer received a cash bonus of $400,000 for 2005 and a target of 27,940 shares of deferred stock.

The other officer's Deferred Shares Award Agreement amends his option agreement, by providing for the cancellation of options relating to 35,875 shares with an exercise price equal to $8.53 per share and options relating to 107,625 shares with an exercise price equal to $18.00 per share, and the acceleration of vesting of options relating to 46,125 shares with an exercise price equal to $8.53 per share and options relating to 138,375 shares with an exercise price equal to $18.00 per share. As a result, this officer was awarded a target of 91,525 shares of deferred stock. Both officers' interests in the shares subject to the award will vest as to 50% of such shares on each of December 31, 2006 and December 31, 2007, and are conditioned on their continued employment with the Company as of each respective vesting date.

On January 3, 2006, we entered into a Deferred Shares Award Agreement with certain employees. These employees were awarded a target of 5,233 shares. These shares will vest 33.3%, 33.3% and 33.4% on December 31, 2008, 2009 and 2010, respectively.

Warrants

In connection with our bankruptcy plan, 1,229,850 common stock warrants were issued to Predecessor Convertible Note holders and Predecessor Common Stockholders. The warrants have a current exercise price of $8.53 and expire on October 31, 2007. As of December 31, 2005 and 2004, there were 445,506 and 471,878 warrants outstanding to acquire common stock, respectively.

Pursuant to the stated terms of the warrants, the exercise price of the warrants was reduced as a result of the special distribution of $142.2 million declared and paid on February 5, 2004 from $10.00 to $8.53 per share.

12.    Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$(39,736)	$6,872	$13,161
Denominator:
Denominator for basic income per share:
Weighted average shares	62,328	46,833	41,000
Less: Non-vested restricted shares	(74)	(2)	—
Denominator for basic income per share	62,254	46,831	41,000
Effect of dilutive securities	—	2,852	112
Denominator for diluted income per share:
Adjusted weighted average	62,254	49,683	41,112

Approximately 2.1 million common shares issuable pursuant to outstanding stock options, warrants, and unvested restricted stock have been excluded from the calculation of diluted earnings per share for 2005, as their effect is antidilutive.

13.    Income Taxes

Global Signal Inc. has made an election to be taxed as a Real Estate Investment Trust (‘‘REIT’’) under the Internal Revenue Code of 1986, as amended, and related regulations. Global Signal Inc. and its qualified REIT subsidiaries will generally not be subject to federal income tax at the corporate level if 90% of its taxable income is distributed to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate tax rates. Even during taxable years for which we qualify as a REIT, we may be subject to certain state and local taxes and to federal income and excise taxes on undistributed income.

The capital contribution from the new investors upon our emergence from bankruptcy, established a change in ownership as defined in Section 382 of the Internal Revenue Code. As a result, utilization of our tax attributes (primarily NOL's and depreciation) will be limited each year in the future as a result of this ownership change.

Our REIT net operating losses (‘‘NOL's’’) of $456.6 million incurred prior to November 1, 2002, had been reduced to $231.8 million at December 31, 2004, yielding a net decrease in NOL's of $224.8 million. The decrease resulted from the following:

•	a decrease of $384.5 million due to discharge of indebtedness commensurate with the emergence from bankruptcy;

•	an increase of $148.0 due to built-in-losses incurred post October 31, 2002;

•	an increase of $22.8 million due to additional NOL's incurred from November 1, 2002 to December 31, 2004; and

•	a decrease of $11.1 due to utilization of NOL carryforwards for the year ended December 31, 2003.

Our NOL's increased to $280.7 million at December 31, 2005, as a result of the following incurred during 2005:

•	an increase of $2.2 million due to additional NOL's;

•	an increase of $49.3 million due to built-in-losses;

•	a decrease of $2.6 million due to a true-up of NOL items as filed per the REIT's 2004 corporate tax return.

Future NOL's may be used to offset all or a portion of our REIT income, and as a result, reduce the amount that we must distribute to stockholders to maintain our status as a REIT. Utilization of NOL's generated prior to November 1, 2002, are limited to $9.5 million per year, pursuant to the application of IRC §382(b)(1). Utilization of NOL's generated after October 31, 2002, is not subject to this limitation. Any available unused NOL's, including unused limited NOL's, may be carried forward up to 20 years, pursuant to IRC §172(b)(1)(A)(ii). The NOL’s as of December 31, 2005, expire in years ranging from 2022 to 2025.

We also own non-REIT subsidiaries that are subject to Federal and state income taxes (taxable REIT subsidiaries). These entities are consolidated with Global Signal Inc. for financial reporting purposes, but file separately from Global Signal Inc. for income tax reporting purposes. As of December 31, 2005, these subsidiaries have net operating loss carryforwards that could produce a future benefit of approximately $0.8 million partially offset by $0.7 million of valuation allowance. Our use of the NOL carryforwards is also limited on an annual basis as a result of the Section 382 rules applicable to ownership changes.

Reconciliation of Net Income to Estimated Taxable Income

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Net income (loss)	$(39,736)	$6,872	$13,161
Add (subtract) Federal income tax expense (benefit)	(622)	341	(665)
Add net loss of taxable REIT subsidiaries	1,269	922	1,344
Adjusted net income (loss)	(39,089)	8,135	13,840
Book/tax depreciation difference	53,404	(5,125)	4,007
Exercise of non-qualified stock options	(23,524)	(20,970)	—
Other book/tax differences, net	6,982	5,598	(4,239)
Current year ordinary income (loss)	(2,227)	(12,362)	13,608
NOL carryforward utilized	—	—	(11,078)
Estimated taxable ordinary income (loss)	$(2,227)	$(12,362)	$2,530

Income Tax Characterization of Dividends

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains or as a return of a stockholder's invested capital. During 2005, we paid to all of our stockholders cumulative quarterly dividends of $1.75 per share of common stock, or an aggregate of $106.9 million, all of which represented a return of capital to our stockholders. During 2004, we paid to all of our stockholders cumulative quarterly dividends of $1.3125 per share of common stock, or an aggregate of $58.9 million, of which $56.4 million represented a return of capital to our stockholders and $2.5 million represented ordinary income. In addition, on February 5, 2004, we also paid a special distribution aggregating $142.2 million to all of our stockholders, which represented a return of capital.

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

Components of Tax Benefit (Expense)

Our income tax benefit (expense) is comprised of the following for each of the years presented below:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Current tax expense	$—	$—	$(4)
Deferred tax benefit (expense)	622	(341)	669
Net tax benefit (expense)	$622	$(341)	$665

Statutory Rate Reconciliation

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Tax at statutory rate (35%)	$(14,125)	$(2,524)	$(4,374)
Exemption for REIT	14,125	(5,125)	499
REIT NOL utilized	—	7,649	3,875
Deferred tax benefit (expense)	646	(244)	(2,210)
Change in valuation allowance	(24)	(97)	2,875
Net tax benefit (expense)	$622	($341)	$665

Components of Deferred Tax Assets and Liabilities

	December 31, 2005	December 31, 2004
	(in thousands)
Net operating losses from non-REIT subsidiaries	$781	$783
Valuation allowance	(718)	(694)
Deferred tax assets	63	89
Fixed assets — related	(83)	(730)
Deferred tax liabilities	(83)	(730)
Net deferred tax liability	$(20)	$(641)

14.    Related Party Transactions

In connection with our emergence from Chapter 11, an arrangement was entered into with two of our investors, Fortress and Greenhill, which provided for the payment of an annual fee (‘‘Monitoring Fee’’) of $2.0 million in exchange for management services. The Monitoring Fee was for an initial period of one year and was renewed in December 2003 extending the period until October 31, 2004. During the year ended December 31, 2003, $2.5 million was paid to Fortress, including a $0.5 million prepayment for the fee relating to the first quarter of 2004. The monitoring arrangement was terminated effective March 31, 2004 and no additional payments were made.

In addition, our chairman, chief executive officer and president, Wesley Edens, is also the Chairman of the Management Committee of Fortress Investment Group LLC, an affiliate of our majority stockholder. We do not pay Mr. Edens a salary or any other form of compensation.

Pinnacle Towers Limited, our United Kingdom subsidiary, outsources the management of its communications sites to Mapeley Ltd, an affiliate of Fortress. During the years ended December 31, 2005, 2004 and 2003, we incurred expenses to Mapeley in connection with its services of $167,000, $171,000 and $48,000, respectively.

One of the members of our board of directors is also on the board of USA Mobility, Inc., one of our largest customers.

As described in Note 11 – Stockholders' Equity above, in connection with the initial public offering, and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to Fortress and Greenhill, or their respective affiliates, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for Fortress (or its affiliates), the right to acquire 644,000 shares which is equal to 8% of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire 161,000 shares which is equal to 2% of the number of shares issued in the initial public offering, including the over-allotment, all at an exercise price per share equal to the initial offering price of $18.00 per share. All of the options were immediately vested and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million, by netting it against the net proceeds of the offering.

As described in Note 11 – Stockholders' Equity above, in August 2003, our board of directors awarded options to purchase shares of our common stock to an employee of Fortress Capital Finance LLC, who was a member of our board of directors and provided financial advisory services to us. These options were scheduled to vest at various times over a three-year period, the period during which this individual was expected to perform services. This agreement was terminated in March 2004 and the vesting of the outstanding options was modified. As a result of the services provided before the termination, the termination of this individual's agreement and the resulting modification, we recorded a total expense of $2.6 million in 2004 related to these stock options, which concludes all charges to be recognized related to this agreement. During 2003, we recognized $1.5 million in non-cash stock-based compensation related to this agreement.

Two affiliates of Fortress purchased from the underwriters, $63.0 million of the $73.0 million B and BB rated February 2004 mortgage loan pass-through certificates at a price to yield of approximately 9% on a blended basis, and the balance of the B and BB rated pass-through certificates were sold on identical terms to an independent third party mutual fund. The February 2004 mortgage loan was repaid in full on February 28, 2006 with a portion of the proceeds of the February 2006 mortgage loan.

An affiliate of Fortress purchased from the underwriters, $17.0 million of BB rated December 2004 mortgage loan pass-through certificates at a price to yield of approximately 6.376% and the balance of the BB rated pass-through certificates were sold on identical terms to other independent parties.

An affiliate of Fortress purchased from the underwriters, $31.0 million of BBB− rated February 2006 mortgage loan pass-through certificates at a price to yield approximately 6.495% and $60.0 million of BB+ rated February 2006 mortgage loan pass-through certificates at a price to yield approximately 7.036%. The balance of the BBB− and BB+ rated pass-through certificates were sold on identical terms to other independent parties.

15.   Employee Benefit Plan

Effective January 1, 1997, we established a 401(k) plan that covers substantially all employees. Benefits vest based on number of years of service. To participate in the plan, employees must be at least 21 years old. During the years ended December 31, 2005 and 2004, we contributed $0.2 and $0.1 million, respectively, to the plan. We did not contribute to the plan prior to 2004.

16.   Subsequent Events

February 2006 Mortgage Loan

See Footnote 8 – Debt for description of this loan.

Purchase Commitments

As of December 31, 2005, we had executed definitive purchase agreements with several unrelated sellers to acquire 12 communications sites and 140 land parcels under existing communications towers for an aggregate purchase price of approximately $25.1 million, including estimated fees and expenses. As of December 31, 2005, we also had non-binding letters of intent to purchase 17 communications sites for approximately $20.2 million, including estimated fees and expenses. As of February 28, 2006, we had closed on the acquisition of 49 fee-interests or long-term easements on land parcels for an aggregate purchase price of $6.6 million, including fees and expenses.

Between December 31, 2005, and February 28, 2006, we entered into asset purchase agreements to acquire 90 land parcels under existing communications towers for a total estimated purchase price of $13.3 million, including estimated fees and expenses. As of February 28, 2006, we completed the acquisition of one these fee interests and long-term easements for a purchase price of $0.1 million, including fees and expenses.

17.    Selected Quarterly Financial Information – Unaudited

The following tables set forth selected quarterly financial information updated for discontinued operations for the years ended December 31, 2005, and 2004:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal Year 2005
Revenues	$54,015	$77,683	$116,112	$120,310
Operating income	$13,684	$6,624	$7,806	$5,545
Net income (loss)	$3,896	$(9,424)	$(15,441)	$(18,767)
Earnings (loss) per share:
Basic	$0.07	$(0.16)	$(0.23)	$(0.27)
Diluted	$0.07	$(0.16)	$(0.23)	$(0.27)
Fiscal Year 2004
Revenues	$42,406	$43,117	$45,712	$49,062
Operating income	$7,518	$10,988	$11,604	$12,895
Net income (loss)	$(6,634)	$4,069	$5,300	$4,137
Earnings (loss) per share:
Basic	$(0.16)	$0.09	$0.10	$0.08
Diluted	$(0.16)	$0.09	$0.10	$0.08

In the fourth quarter of 2005, we finalized our purchase price allocation based on an appraisal of the Sprint sites assets, which we received from our third party valuation firm. The fourth quarter impact was approximately $8.5 million of additional depreciation, amortization and accretion of which approximately $5.1 million relates to periods from May 26, 2005 to September 30, 2005.

Signatures

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SIGNAL INC. (Registrant)
By:	/s/ Wesley R. Edens
Wesley R. Edens Chairman of the Board, Chief Executive Officer and President Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley R. Edens	Chairman of the Board, Chief Executive Officer and President	March 16, 2006

Wesley R. Edens

/s/ William T. Freeman	Chief Financial Officer, Executive Vice President, and Assistant Secretary	March 16, 2006

William T. Freeman

/s/ Jeffrey H. Foster	Chief Accounting Officer and Senior Vice President	March 16, 2006

Jeffrey H. Foster

/s/ David Abrams	Director	March 16, 2006

David Abrams

/s/ Robert Niehaus	Director	March 16, 2006

Robert Niehaus

/s/ Robert Gidel	Director	March 16, 2006

Robert Gidel

/s/ Howard Rubin	Director	March 16, 2006

Howard Rubin

/s/ Mark Whiting	Director	March 16, 2006

Mark Whiting

/s/ Douglas Jacobs	Director	March 16, 2006

Douglas Jacobs

Schedule I – Condensed Financial Information of Registrant

Global Signal Inc. (Parent Company Only)
Condensed Balance Sheets
(in thousands)

	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$37,327	$188
Accounts receivable	1	1
Other current assets	554	465
Total current assets	37,882	654
Fixed assets, net	119	32
Investment in subsidiaries	439,891	164,022
Other non-current assets	9,601	9,633
Total assets	$487,493	$174,341
Current liabilities:
Accounts payable and other current liabilities	—	653
Dividend payable	34,304	20,491
Total current liabilities	$34,304	$21,144
Stockholders' equity:
Common stock	686	513
Additional paid-in capital	476,388	157,004
Deferred stock-based compensation	(1,055)	(3,101)
Accumulated other comprehensive income (loss)	20,800	(1,219)
Accumulated deficit	(43,630)	—
	453,189	153,197
Total liabilities and stockholders' equity	$487,493	$174,341

Schedule I – Condensed Financial Information of Registrant – (continued)

Global Signal Inc. (Parent Company Only)
Condensed Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenues	$32	$34	$33
Direct site operating expenses, excluding depreciation	17	19	32
Gross margin	$15	$15	$1
Selling, general and administrative expenses	4,221	5,166	1,539
State franchise, excise and minimum taxes	170	149	—
Depreciation expense	38	1	—
Interest expense, net	(2,980)	(1,278)	—
Income (loss) before taxes and equity in income (loss) of subsidiaries	$(1,434)	$(4,023)	$(1,538)
— Equity in income (loss) of subsidiaries	(38,302)	10,895	14,699
Net income (loss)	$(39,736)	$6,872	$13,161

Schedule I – Condensed Financial Information of Registrant – (continued)

Global Signal Inc. (Parent Company Only)
Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net cash flows provided by (used in) operating activities	$88	$2,896	$317
Cash flows from investing activities:
Purchase of fixed assets	(125)	—	(10)
Dividends received from (advanced to) subsidiaries	(292,152)	51,746	—
Cash flows provided by (used in) investing activities	$(292,277)	$51,746	$(10)
Cash flows from financing activities:
Proceeds from the issuance of common stock	436,198	146,268	—
Special distribution declared and paid	—	(142,188)	—
Ordinary dividends paid	(106,870)	(58,924)	—
Cash provided by (used in) financing activities	329,328	(54,844)	—
Net increase (decrease) in cash and cash equivalents	37,139	(202)	307
Cash and cash equivalents at beginning of period	188	390	83
Cash and cash equivalents at end of period	$37,327	$188	$390
Non-cash investing and financing transactions:
Increase (decrease) in the fair value of interest rate swaps recorded to accumulated other comprehensive income (loss)	$21,756	$(2,229)	$(1,970)
Common stock options issued in connection with the initial public offering	$—	$1,865	$—

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

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Charged to Operations	Net Recovery (Deductions)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2005	$794	$577	$188	$1,559
Year ended December 31, 2004	1,303	796	(1,305)	794
Year ended December 31, 2003	5,088	1,452	(5,237)	1,303
Income tax valuation allowance:
Year ended December 31, 2005	$694	$24	$—	$718
Year ended December 31, 2004	597	97	—	694
Year ended December 31, 2003	3,472	—	(2,875)	597