Form 10-Q
period 2006-03-31
GLOBAL SIGNAL INC
filed 2006-05-10
CIK 1278382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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
Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No

At May 5, 2006, Registrant had outstanding 69,936,595 shares of $0.01 par value common stock.

PART I.    FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,992	$47,793
Accounts receivable, less allowance for doubtful accounts of $1,648 and $1,559, respectively	2,689	2,360
Prepaid expenses and other current assets	37,932	36,930
Interest rate swap asset, at fair value	—	22,609
Total current assets	224,613	109,692
Restricted cash	38,607	20,232
Fixed assets, net of accumulated depreciation of $209,312 and $174,917, respectively	1,672,483	1,681,755
Intangible assets:
Goodwill	10,610	10,610
Leasehold interests, net of accumulated amortization of $13,784 and $12,811, respectively	7,026	8,084
Lease absorption value, net of accumulated amortization of $60,792 and $53,229, respectively	387,363	395,391
Lease origination value, net of accumulated amortization of $1,965 and $1,669, respectively	23,055	23,638
Deferred debt issuance costs, net of accumulated amortization of $2,395 and $10,943, respectively	16,124	16,870
Other assets	26,760	22,540
	$2,406,641	$2,288,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,227	$20,299
Accrued expenses	25,476	22,266
Dividend payable	36,653	34,304
Deferred revenue	32,785	21,307
Notes payable and current portion of long-term debt	576	538
Total current liabilities	115,717	98,714
Long-term debt, net of current portion	1,844,067	1,693,058
Other liabilities	51,102	43,851
Total liabilities	2,010,886	1,835,623
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 69,814,537 shares issued and outstanding at March 31, 2006, and 68,608,725 shares issued and outstanding at December 31, 2005	698	686
Additional paid-in capital	442,917	476,388
Treasury stock, at cost, 29,327 shares at March 31, 2006 and 0 shares at December 31, 2005	(1,463)	—
Deferred stock-based compensation	—	(1,055)
Accumulated other comprehensive income	32,319	20,800
Accumulated deficit	(78,716)	(43,630)
Total stockholders' equity	395,755	453,189
	$2,406,641	$2,288,812

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are
an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$120,922	$53,798
Direct site operating expenses (excluding depreciation, amortization and accretion)	53,202	15,823
Gross margin	67,720	37,975
Other expenses:
Selling, general and administrative (including $(10) and $318 of non-cash stock-based compensation (income) expense, respectively)	11,100	6,756
Sprint sites integration costs	254	—
State franchise, excise and minimum taxes	525	174
Depreciation, amortization and accretion	44,270	17,389
	56,149	24,319
Operating income	11,571	13,656
Interest expense, net	24,647	10,201
Gain on derivative instruments	(176)	—
Loss on early extinguishment of debt	21,102	—
Other expense (income)	45	(103)
Income (loss) from continuing operations before income tax benefit (expense)	(34,047)	3,558
Income tax benefit (expense)	(37)	525
Income (loss) from continuing operations	(34,084)	4,083
Loss from discontinued operations	(503)	(169)
Income (loss) before loss on sale of properties	(34,587)	3,914
Loss on sale of properties	(499)	(18)
Net income (loss)	$(35,086)	$3,896
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.49)	$0.08
Income (loss) from discontinued operations	(0.01)	(0.01)
Gain (loss) on sale of properties	(0.01)	—
Net income (loss)	$(0.51)	$0.07
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.49)	$0.08
Income (loss) from discontinued operations	(0.01)	(0.01)
Gain (loss) on sale of properties	(0.01)	—
Net income (loss)	$(0.51)	$0.07
Dividends declared per common share	$0.525	$0.400
Weighted average number of common shares outstanding:
Basic	69,378	52,023
Diluted	69,378	53,935

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
		(Revised) (See Note 2)
Cash flows from operating activities:
Net income (loss)	$(35,086)	$3,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	44,270	17,389
Amortization of deferred debt issuance costs and hedges	1,467	1,564
Loss on early extinguishment of debt	21,102	—
Net of effects from other adjustments:
Continuing operations	600	(198)
Discontinued operations	236	165
(Increase) decrease in assets, net of effects from acquisitions	(8,175)	(1,208)
Increase in liabilities, net of effects from acquisitions	20,826	2,383
Net cash provided by operating activities	45,240	23,991
Cash flows from investing activities:
Payments made in connection with acquisitions of communcation sites	(19,769)	(43,999)
Capital expenditures	(5,624)	(2,934)
Proceeds from the sale of fixed assets: Continuing operations	243	18
Funds provided by (invested in) restricted cash	(18,375)	(5,329)
Net cash used in investing activities	(43,525)	(52,244)
Cash flows from financing activities:
Borrowings under notes payable and long-term debt	1,557,050	67,850
Repayment of notes payable and long-term debt	(1,413,008)	(17,955)
Payment of debt issuance costs	(11,867)	(808)
Payment received to terminate interest rate swaps	33,759	—
Ordinary dividends paid	(34,713)	(20,857)
Proceeds from the issuance of common stock	3,205	901
Net cash provided by financing activities	134,426	29,131
Effect of exchange rate changes on cash	58	211
Net increase in cash and cash equivalents	136,199	1,089
Cash and cash equivalents, beginning of period	47,793	5,991
Cash and cash equivalents, end of period	$183,992	$7,080
Non-cash investing and financing transactions:
Assets acquired under a capital lease obligation	$—	$243
Increase in the fair value of interest rate swaps recorded to accumulated other comprehensive income (loss)	$8,450	$11,703
Equity derivative arising from Investment Agreement	$—	$(62,157)
Equity derivative arising from Option Agreement	$—	$37,843

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these condensed financial statements.

1.	Nature of Business

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Global Signal Inc. and its wholly owned subsidiaries. Global Signal Inc. owns, leases and manages communications towers and other communications sites and leases space on them to providers of communications and broadcast services, such as wireless telephony, paging, mobile radio, wireless data transmission, radio and television broadcasting, and to operators of private networks such as federal, state and local government agencies. For the three months ended March 31, 2006, Sprint Corporation comprised 37.3% of our revenues and Cingular Wireless comprised 15.5% of our revenues.

As used herein, unless the context otherwise requires, ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Company,’’ or ‘‘Global Signal’’ refers to Global Signal Inc. and its wholly owned consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. ‘‘Fortress’’ refers to Fortress Investment Holdings LLC and certain of its affiliates, ‘‘Greenhill’’ refers to Greenhill Capital Partners, L.P. and affiliated investment funds, and ‘‘Abrams’’ refers to Abrams Capital, LLC and certain of its affiliates. Since November 1, 2002, Fortress has been our largest stockholder, Greenhill has been our second largest stockholder and Abrams has been our third largest stockholder.

On May 11, 2004, we completed our formation of an UPREIT structure whereby we own substantially all of our assets and conduct our operations through an operating partnership, Global Signal Operating Partnership, L.P. (‘‘Global Signal OP’’). Global Signal Inc. is the special limited partner of Global Signal OP. Global Signal GP LLC, our wholly owned subsidiary, is the managing general partner and, as such, has the power to manage and conduct the business of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP. The partnership agreement of Global Signal OP provides that it shall distribute cash flows from its operations to its limited partners and the managing general partner in accordance with their relative percentage interests. The distributions that we receive from Global Signal OP are, among other things, used to make dividend distributions to our stockholders. We believe that the UPREIT structure may provide flexibility by enabling us to execute certain acquisitions more effectively by giving tax advantages to sellers who accept partnership units in the UPREIT as payment.

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Certain amounts from the prior year period have been reclassified for consistency with current presentation. These reclassifications were not material to the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Global Signal’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Global Signal’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

2.	Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The principal accounting policies are set forth below:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123(R) Share-Based-Payments, using the modified prospective transition method to account for our employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. Prior period results are not restated. Since all options were fully vested on January 1, 2006, the adoption of SFAS No. 123(R) had no impact on net income or earnings per share. In connection with the adoption of SFAS No. 123(R), we reclassified $1.1 million of deferred stock-based compensation expense, which relates entirely to unvested restricted stock, to additional paid-in capital as of January 1, 2006. See Note 7 for disclosures related to stock-based compensation.

New Accounting Pronouncements

Effective January 1, 2006, we adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 47 (‘‘FIN 47’’) Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term ‘‘conditional asset retirement obligation’’ as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land; therefore the adoption of this interpretation did not impact our financial statements.

Effective January 1, 2006, we adopted FASB Staff Position 13-1 Accounting for Rental Costs Incurred during a Construction Period. This staff position concludes that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. We had already accounted for such rental costs in the manner prescribed by the staff position, so this staff position did not impact our financial statements.

Reclassifications and Revisions

In the first quarter of 2006, we have separately disclosed the operating, investing and financing portion of the cash flows attributed to discontinued operations, which in the prior period was not separately reported. Certain amounts from prior year have been reclassified for consistency with the current year presentation. All other reclassifications relate to discontinued operations. The reclassifications and revisions were not material to the consolidated financial statements.

3.	Discontinued Operations

As a part of our ongoing operational reviews, we make decisions to divest ourselves of under-performing towers or other communications sites, including 19 tower sites in the three months ended March 31, 2006, and one tower site in the three months ended March 31, 2005. Of the 19 tower sites we decided to divest in the three months ended March 31, 2006, 14 are included in discontinued operations while the other five remain in continuing operations as we are not assured that they will be sold within one year. At March 31, 2006, we had 232 tower sites that were classified as held for disposal by sale.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of 227 of these sites as discontinued operations in the accompanying condensed consolidated financial statements and all prior periods have been reclassified to conform to the current quarter’s presentation with respect to these sites.

Results of operations for these discontinued sites for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues	$550	$918
Direct operating expenses	786	1,081
Results of operations	(236)	(163)
Loss on impairment of assets	(33)	—
Loss recognized on assets of discontinued sites	(234)	(6)
Income (loss) from discontinued operations	$(503)	$(169)

Assets held for sale of $0.8 million and $0.8 million are included in fixed assets, net in the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively.

4.	Debt

Our outstanding debt as of March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
February 2004 mortgage loan, weighted average interest rate of approximately 5.0%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC and its subsidiaries, monthly principal and interest installments of approximately $2.4 million beginning March 2004. Contractual maturity date of January 2029, anticipated maturity date of January 2009 (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	$—	$404,087
December 2004 mortgage loan, weighted average interest rate of approximately 4.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers Acquisition LLC and its subsidiaries, monthly interest-only installments beginning January 2005, contractual maturity date of December 2009	293,825	293,825
February 2006 mortgage loan, weighted average interest rate of approximately 5.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC, GSA and GSA II, monthly interest-only installments beginning March 2006, contractual maturity date of February 2011	1,550,000	—
Bridge loan, interest at LIBOR plus 1.50% (5.8% at December 31, 2005), secured by our ownership interests in Global Signal Acquisitions II LLC (‘‘GSA II’’), and in GSA II’s leasehold and subleasehold interests in the Sprint Towers, and an assignment of leases and rent. Interest installments due monthly and a contractual maturity date of May 25, 2006, before extension options (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan.)	—	850,000
$200.0 million acquisition credit facility, interest at LIBOR plus 2.0% (6.4% at December 31, 2005), secured by the acquired tower assets through a pledge of Global Signal OP’s equity interest in Global Signal Acquisitions LLC (‘‘GSA’’). Interest installments due monthly and a contractual maturity date of April 24, 2006 (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan.)	—	144,725
Capital lease obligations, interest rate fixed at a weighted average rate of 9.5%, secured by the underlying capital assets, with monthly principal installments beginning April 2004 and continuing through July 2010	818	959
Revolving Credit Facility interest at a variable rate of LIBOR plus 3.0% or the lender’s base rate plus 2.0%, secured by a pledge of Global Signal OP’s assets, maturity date of December 2006	—	—
	1,844,643	1,693,596
Less: Notes payable and current portion of long-term debt	(576)	(538)
	$1,844,067	$1,693,058

As noted in the table above, the February 2004 mortgage loan, the bridge loan and the $200.0 million acquisition credit facility were repaid in full with a portion of the proceeds of the February 2006 mortgage loan described below. In accordance with SFAS No. 6 Classification of Short-Term Obligations Expected to be Refinanced, we reclassified the current portion of debt at December 31, 2005 under these three loans to long-term.

The following table shows the maturities of long-term debt for the five twelve month periods after March 31, 2006 (in thousands):

For the twelve months ending March 31,
2007	$576
2008	201
2009	18
2010	293,844
2011	1,550,004
$1,844,643

The February 2006 Mortgage Loan

On February 28, 2006, three of our wholly owned special purpose entities, Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC (and its 13 subsidiaries), borrowed a total of $1.55 billion under a mortgage loan made payable to a newly formed trust, Global Signal Trust III (‘‘February 2006 mortgage loan’’), that issued $1.55 billion in fixed-rate commercial mortgage pass-through certificates to provide fixed-rate financing for the assets leased in May 2005 from Sprint Corporation (the ‘‘Sprint Towers’’), the communications sites originally financed with the February 2004 mortgage loan, and for other communications sites we acquired from April 2005 to January 2006. We have continued to consolidate our subsidiaries, but have not consolidated Global Signal Trust III in our financial statements. The proceeds of the February 2006 mortgage loan were used to repay the $850.0 million bridge loan, to repay $402.7 million (the total then-outstanding borrowings under the February 2004 mortgage loan), to repay $151.8 million (the total then-outstanding borrowings under the acquisition credit facility) and to provide $145.5 million of funds for working capital and general corporate purposes, including payment of fees and expenses of the offering and potential future acquisitions. The borrowers and their direct parent, Global Signal Holdings V LLC, are separate legal entities from Global Signal Inc., with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its other affiliates.

The principal amount of the February 2006 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on the February 2006 mortgage loan at a weighted average interest rate of approximately 5.7%. The effective interest rate on the February 2006 mortgage loan, including the benefit from terminating the 2005 interest rate swaps which qualified for hedge accounting and the amortization of deferred debt issuance costs, is approximately 5.5%. The February 2006 mortgage loan requires monthly payments of interest until its repayment date in February 2011. The February 2006 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers’ interests (fee, leasehold and/or easement) in over 80% of their communications sites, (2) a security interest in substantially all of the borrowers’ personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers LLC, Global Signal Acquisitions LLC and Global Signal Acquisitions II LLC from its direct parent, Global Signal Holdings V LLC).

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio (‘‘DSCR’’), defined in the February 2006 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the February 2006 mortgage loan, as of the end of any calendar quarter falls to 1.35 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us until the DSCR exceeds 1.35 times for two consecutive calendar quarters. If the DSCR falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the February 2006 mortgage loan with applicable prepayment penalties.

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

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries, issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II (the ‘‘December 2004 mortgage loan’’). Global Signal Trust II (‘‘Trust II’’) then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account which was used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. The borrowers and their direct parent, Global Signal Holdings III LLC, are separate legal entities from Global Signal Inc., with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its other affiliates.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. The weighted average interest rate on the various tranches is approximately 4.7%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers’ interests (fee, leasehold or easement) in substantially all of their wireless communications sites, (2) a security interest in substantially all of the borrowers’ personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC).

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio (‘‘DSCR’’), defined in the December 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of principal and interest that we will be required to pay over the succeeding twelve months on the December 2004 mortgage loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us until the DSCR exceeds 1.30 times for two consecutive calendar quarters. If the DSCR falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the December 2004 mortgage loan.

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

The February 2004 Mortgage Loan

On February 5, 2004, one of our subsidiaries, Pinnacle Towers LLC (formerly known as Pinnacle Towers Inc.) and thirteen of its direct and indirect subsidiaries, issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I (‘‘February 2004 mortgage loan’’). On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the February 2004 mortgage loan in full. A prepayment penalty of $7.0 million was paid and recognized in the first quarter of 2006 as loss on early extinguishment of debt. In addition, unamortized deferred debt issuance costs of $9.5 million and accumulated other comprehensive loss of $3.4 million related to the elimination of the portion of accumulated other comprehensive loss for interest rate swaps related to the February 2004 mortgage loan (see Note 5), respectively, were expensed in the first quarter of 2006 as loss on early extinguishment of debt.

Sprint Bridge Financing

At the closing of the Sprint Transaction, we executed the $850.0 million bridge loan financing with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. The borrower was a newly created entity, Global Signal Acquisitions II LLC, under our indirect control, which owned 100% of our interest in the Sprint Towers. On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the Sprint bridge loan in full. Unamortized deferred debt issuance costs of $1.0 million related to the Sprint bridge loan were expensed in the first quarter of 2006 as loss on early extinguishment of debt.

Revolving Credit Agreement

On December 1, 2005, Global Signal OP entered into a 364-day $15.0 million revolving credit facility pursuant to a revolving credit agreement, which we refer to as the Revolving Credit Agreement, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes.

At March 31, 2006 and December 31, 2005, there were no balances outstanding under the revolving credit facility. Interest on the $15.0 million revolving credit facility is payable, at Global Signal OP’s option, at either LIBOR plus 3.0% or the bank’s base rate plus 2.0%. Interest is payable at the end of the interest period or at the time of principal repayments. Principal on the revolving credit facility may be paid, in whole or in part, at any time and must be repaid by the loan maturity date, December 1, 2006.

The Revolving Credit Agreement, and the related ancillary documentation contain covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at approximately $1.875 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to a ratio of 7.65 to 1.0. The Revolving Credit Agreement continues to be guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP’s assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary.

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, GSA, entered into a 364-day $200.0 million credit facility, which we refer to as the acquisition credit facility, with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay in full and terminate the acquisition credit facility. Unamortized deferred debt issuance costs of $0.2 million related to the acquisition credit facility were expensed in the first quarter of 2006 as loss on early extinguishment of debt.

5.	Interest Rate Swap Agreements

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swap agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Concurrent with the pricing of our February 2006 mortgage loan, we terminated our six interest rate swaps and received a payment, excluding accrued interest, of $8.1 million, of which $4.3 million was recorded as accumulated other comprehensive income and is being amortized as a reduction of interest expense on the February 2006 mortgage loan using the effective interest method over five years, the life of the February 2006 mortgage loan.

On February 2, 2005 and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which was expected to be replaced by a mortgage loan, for a total notional value of $850.0 million. Concurrent with the pricing of our February 2006 mortgage loan, we terminated our ten interest rate swaps and received a payment, excluding accrued interest, of $25.8 million, which was recorded as accumulated other comprehensive income (loss) and which is being amortized as a reduction of interest expense on the February 2006 mortgage loan using the effective interest method over five years, the life of the February 2006 mortgage loan.

The effective interest rate on the February 2006 mortgage loan including the cost of terminating the swaps and the amortization of deferred debt issuance costs is approximately 5.5%. For the three months ended March 31, 2006, amortization of accumulated other comprehensive income of $0.6 million was recorded as an offset to interest expense.

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of accumulated other comprehensive income and is being amortized as a reduction of interest expense using the effective interest method over five years, the life of the December 2004 mortgage loan. The effective interest rate on the December 2004 mortgage loan, including the proceeds from terminating the interest rate swaps and the amortization of deferred debt issuance costs, is approximately 5.0%. For the three months ended March 31, 2006 and 2005, amortization of accumulated other comprehensive income of $0.1 million and $0.1 million, respectively, was recorded as an offset to interest expense.

2003 Interest Rate Swap

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement (the ‘‘December 2003 swap’’) with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of accumulated other comprehensive loss and was being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the February 2004 mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, was approximately 6.0%. For the three months ended March 31, 2006 and 2005, amortization of accumulated other comprehensive loss of $0.2 million and $0.3 million, respectively, was recorded as interest expense. On February 28, 2006, the February 2004 mortgage loan was repaid in full from a portion of the net proceeds from the February 2006 mortgage loan (see Note 4), and the remaining $3.4 million of unamortized accumulated other comprehensive loss related to the 2003 interest rate swap was recorded in the first quarter of 2006 as loss on early extinguishment of debt.

6.	Commitments and Contingencies

Purchase Commitments

As of March 31, 2006, we had signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. which require us to purchase approximately $6.5 million in satellite data monitoring equipment. As of March 31, 2006, we had purchased $4.1 million of equipment under these commitments. As of March 31, 2006, we also had outstanding purchase agreements to acquire 3 communications sites from various sellers for a total estimated purchase price of $4.2 million, including estimated fees and expenses, and 146 land parcels for $21.1 million, including estimated fees and expenses. As of March 31, 2006, we also had binding letters of intent to purchase 5 additional communications sites for approximately $4.3 million, including estimated fees and expenses.

Earn Outs

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The aggregate amount of these contingent purchase prices is not expected to be material for the acquisitions we have closed through March 31, 2006. As of March 31, 2006, we had no accruals for any such additional acquisition payments. The maximum additional contingent payments on closed acquisitions were approximately $1.1 million at March 31, 2006.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation, or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

7.	Stockholders’ Equity

Dividends

On March 15, 2006, our board of directors declared a dividend of $0.525 per share of our common stock for the three months ended March 31, 2006, which was paid on April 20, 2006 to the stockholders of record as of April 6, 2006. The entire dividend of $36.7 million was a reduction of additional paid-in capital.

Stock-Based Compensation

Prior to our January 1, 2006 adoption of SFAS No. 123(R), we accounted for our stock option and restricted stock grants to employees and stock grants to directors using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, no compensation costs were recognized relating to the stock option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. We used and will continue to use under SFAS No. 123(R) the accelerated method to recognize compensation expense of our equity-based awards with graded vesting. For restricted stock grants under APB No. 25, the unamortized portion of the related compensation expense was recorded as deferred stock compensation expense, a contra account within stockholders' equity. In connection with the adoption of SFAS No. 123(R), we reclassified $1.1 million of deferred stock-based compensation expense, which relates entirely to unvested restricted stock, to additional paid-in capital as of January 1, 2006. Prior to adopting SFAS No. 123(R), we amended an officer's option agreement to cancel options relating to 35,875 shares with an exercise price of $8.53 per share and options relating to 107,625 shares with an exercise price of $18.00 per share, and accelerated vesting of options relating to 46,125 shares with an exercise price of $8.53 per share and options relating to 138,375 shares with an exercise price of $18.00 per share.

Had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant for the periods prior to calendar year 2006, our net income for the three months ended March 31, 2005, would have decreased to the pro forma amount indicated below (in thousands, except per share data):

Three Months Ended March 31, 2005
(unaudited)
Net income attributable to common stockholders:
Net income as reported	$3,896
Add: Stock-based compensation costs included in reported net income, net of $0 related tax effect for all periods	318
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods	(658)
Pro forma net income	$3,556
Basic income per share attributable to common stockholders:
Net income per share as reported	$0.07
Pro forma net income per share	$0.07
Diluted income per share attributable to common stockholders:
Net income per share as reported	$0.07
Pro forma net income per share	$0.07

Stock Incentive Plan

The Stock Incentive Plan (the "Plan") became effective November 1, 2002. The Plan provides for awards consisting of stock options and restricted stock grants (‘‘Awards’’) to employees, non-employee directors, and other persons who perform services for us. The Plan is administered by the board of directors or, at the board of directors’ sole discretion, by a committee consisting solely of persons who are non-employee directors and outside directors (the ‘‘Committee’’).

On February 11, 2004, the stockholders approved an increase of 2,000,000 shares in the shares available under the Plan and as of January 1, 2005, subsequent annual increases of the lesser of 1,000,000 shares or 2% of the then-outstanding number of shares of common stock on the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be made subject to awards granted under the Plan was 7,715,000 at December 31, 2005. On January 1, 2006, the number of shares available increased by 1,000,000 pursuant to the annual increases provision discussed above. In the event of any change in our capitalization, an equitable substitution or proportionate adjustment shall be made in the aggregate number and/or kind of shares of common stock reserved for issuance under the Plan and the kind, number and/or option price at the sole discretion of the Committee. In addition, if any award expires or terminates without having been exercised, the shares of common stock subject to the Award again become available for grant under the Plan.

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

Options shall become exercisable in whole or in part on the date or dates specified by the Committee. The Committee, in its sole discretion, may accelerate the date or dates on which an option becomes exercisable. Each option shall expire on such date or dates as the Committee shall determine at the time the option is granted. Upon termination of an optionee’s employment for retirement, death or disability, options granted to the employee will expire one year from the date of termination. Upon termination of an optionee’s employment for involuntary termination other than for cause, options granted to the employee will expire ninety days plus the number of days the employee is prohibited from trading in Global Signal’s shares because of insider trading rules or other arrangements, after the date of termination. Upon termination of an optionee’s employment for any other reasons, options granted to the employee will expire on the expiration date specified in the agreement. If an optionee’s employment is terminated for cause (as defined in the Plan), all of such person’s options shall immediately terminate.

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

A summary of our stock option activity under the Plan for the three months ended March 31, 2006, is presented in the table below. Net proceeds from the exercise of stock options for the three months ended March 31, 2006, were $4.7 million which was recorded in common stock and additional paid-in capital. The fair value at the time of issuance of the options that vested during the three months ended March 31, 2006, was $2.1 million. The intrinsic value at the time of exercise of the stock options exercised during the three months ended March 31, 2006, was $47.9 million.

	Number of Shares Subject to Option	Exercise Price Range	Weighted Average Exercise Price
Under option, December 31, 2005	1,317,134	$4.26 – $18.00	$9.41
Granted	—	N/A	N/A
Forfeited	—	N/A	N/A
Exercised	(1,317,134)	$4.26 – $18.00	$9.41
Under option, March 31, 2006	—	N/A	N/A

All shares that were issued upon option exercise were newly issued shares.

The following table discloses the number of shares subject to option that are unvested and the weighted average fair value of these shares at the date of grant as of March 31, 2006 and December 31, 2005:

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2005	459,208	$4.57
Vested	(459,208)	4.57
Unvested balance at March 31, 2006	—	$—

Other Stock Options

In connection with the initial public offering, discussed above, and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to Fortress and Greenhill, or their respective affiliates, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for Fortress (or its affiliates), the right to acquire the number of shares equal to 8%

of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire the number of shares equal to 2% of the number of shares issued in the initial public offering, including the over-allotment, all at an exercise price per share equal to the initial offering price per share. Upon consummation of the offering, the number of shares and exercise price were thereby fixed at 805,000 shares at $18.00 per share, respectively. All of the options were immediately vested upon the initial public offering and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million by netting it against the net proceeds of the offering. These options were granted outside of the Plan, and therefore are excluded from the Plan activity shown above. Greenhill exercised 128,800 of its options in March 2006. At March 31, 2006, 644,000 of these options remain outstanding.

Common Stock Grants

In the first quarter of 2006, we issued 28,488 shares of restricted stock to certain employees. The grants vest 33.3%, 33.3% and 33.4% on December 31, 2008, 2009 and 2010, respectively. We valued the restricted stock awards at $1.3 million on the date of grants using the current market price. This amount was recorded as unearned compensation, a contra account included in stockholders’ equity, and will be amortized as non-cash stock-based compensation expense over the vesting period using the accelerated method over a weighted average period of approximately three years. An additional 26,495 restricted shares issued in 2004 and 2006 were forfeited in the first quarter of 2006. Prior to the adoption of SFAS No. 123(R), we accounted for forfeitures at the time they occurred. Under SFAS No. 123(R), we estimate forfeitures each quarter.

In April 2006, our new Chief Financial Officer was granted 120,000 shares of restricted stock, of which 20% vested immediately and 20% vests on December 31, 2007, 2008, 2009 and 2010, respectively. In May 2006, our new Chief Executive Officer will be granted 200,000 shares of restricted stock, of which 20% vests immediately and 20% vests on December 31, 2007, 2008, 2009 and 2010, respectively.

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at date of grant:

	Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2005	54,917	$26.02
Granted	28,488	44.14
Vested	—	N/A
Forfeited	(26,495)	$31.12
Unvested balance at March 31, 2006	56,910	$32.72

Deferred Shares

In 2005, we began offering some of our employees the opportunity to earn deferred shares. The number of deferred shares that will be granted in December 2006 will be determined by the amount of our fourth quarter 2006 dividend. The base grant issued is 124,698 shares and the actual shares to be issued will vary between 0% and 150% of the base grant based on the fourth quarter 2006 dividend amount.

On January 3, 2006, we entered into Deferred Shares Award Agreements with certain employees. These employees were awarded an aggregate base grant of 5,233 shares. These shares, if granted, will vest 33.3%, 33.3% and 33.4% on December 31, 2008, 2009 and 2010, respectively.

Warrants

In connection with our 2002 bankruptcy plan, 1,229,850 common stock warrants were issued to our convertible note holders and our common stockholders. The warrants have a current exercise price of $8.53 and expire on October 31, 2007. In the first quarter of 2006, warrants were exercised resulting in the issuance of 2,402 shares. As of March 31, 2006, there were 443,104 warrants outstanding to acquire common stock.

Treasury Stock

In the first quarter of 2006, 29,327 shares of outstanding common stock were returned to us to pay for the exercise price of certain stock options. The value of this returned stock was $1.5 million and was recorded as treasury stock.

8.	Income Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of income (loss) per share of common stock:

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Denominator for basic income per share – adjusted weighted average	69,378	52,023
Effect of dilutive securities	—	1,912
Denominator for diluted income per share – adjusted weighted average	69,378	53,935

Approximately 1.1 million shares of common stock issuable pursuant to outstanding stock options and warrants have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006 as their effect would have been antidilutive.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 is comprised of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Net income (loss)	$(35,086)	$3,896
Increase in fair value of derivatives	8,450	11,703
Derivative amounts reclassified to income statement through interest expense and loss on early extinguishment of debt	2,951	232
Currency translation adjustment	118	(222)
Other comprehensive income	11,519	11,713
Comprehensive income (loss)	$(23,567)	$15,609

The components of accumulated other comprehensive income (loss) at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Foreign currency translation adjustments	$1,251	$1,133
Changes in fair value of derivatives	31,068	19,667
Accumulated other comprehensive income (loss)	$32,319	$20,800

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties, including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing sites, close acquisitions under letters of intent and purchase agreements, anticipate, manage and address industry trends and their effect on our business, the rate and timing of the deployment of new wireless communications systems and equipment by our customers, whether we successfully address future technological changes in the wireless industry, pay or grow dividends, generate growth organically or through acquisitions, secure financing, and increase revenues, Adjusted EBITDA and/or Adjusted Funds From Operations, and add telephony tenants and statements relating to the integration of and final costs of the Sprint Transaction, the incremental costs of operating the Sprint sites, and how the proceeds of future financings will be used. Forward-looking statements are generally identifiable by use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘should,’’ ‘‘potential,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘endeavor,’’ ‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘overestimate,’’ ‘‘underestimate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘would,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, failure to successfully and efficiently integrate the Sprint Transaction into our operations, difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, the reduced likelihood of closing a transaction which is at a letter of intent stage as opposed to one which is subject to a purchase agreement, a decrease in the demand for our communications sites and our ability to attract additional tenants, the economies, real estate markets and communications industries in the regions where our sites are located, consolidation in the wireless industry, termination or non-renewal of leases, changes to the regulations governing wireless services, the creditworthiness of our tenants, customer concentration and the loss of one or more of our major customers, the terms of our leases, integration of new software systems, our ability to compete, competing technologies, equipment and software developments relating to wireless telephony, our ability to modify our towers, our ability to obtain credit facilities or mortgage loans on favorable terms, our failure to comply with federal, state and local laws and regulations and changes in the law, our failure to comply with environmental laws, our ability to conduct our business effectively, secure financing and generate revenues, the termination of site management agreements, disasters and other unforeseen events, the demonstrated or perceived negative health effects from our towers or other tenants equipment on our towers, our ability to qualify as a REIT, REIT distribution requirements and the stock ownership limit imposed by the Internal Revenue Code for REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements detailed from time to time in this Quarterly Report on Form 10-Q and in Global Signal’s other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the year ending December 31, 2005, filed on March 16, 2006, and our most recent Registration Statement on Form S-3, filed on April 7, 2006. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ significantly from those contained in any forward-looking statement. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Executive Overview

Global Signal Inc. is one of the largest wireless communications tower operators in the United States. As of March 31, 2006, we owned, leased or managed a total of 10,952 wireless communications sites. Our growth strategy is to grow (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth and (3) by financing these newly acquired towers, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy, we will seek to increase our dividend per share over time. Our dividend for the three months ended March 31, 2006, of $0.525 per share of common stock represented a 31% increase over the dividend we paid for the three months ended March 31, 2005, of $0.400 per share of common stock.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders and comply with various other requirements. We also have certain subsidiaries that are not qualified REIT subsidiaries and therefore their operations will be subject to federal income tax. Since May 12, 2004, we own substantially all of our assets and conduct substantially all of our operations through an operating partnership, Global Signal Operating Partnership, L.P., or ‘‘Global Signal OP.’’ Global Signal Inc. is the special limited partner and our wholly owned subsidiary, Global Signal GP LLC, is the managing general partner of Global Signal OP. Global Signal Inc. holds 99% of the partnership interests and Global Signal GP LLC holds 1% of the partnership interests in Global Signal OP.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of March 31, 2006, we had an aggregate of more than 26,000 tenant leases on our communications sites with over 2,000 customers. Our revenues from wireless telephony tenants have increased to 79.7% of revenues for the three months ended March 31, 2006 from 52.7% of revenues for the three months ended March 31, 2005.

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

The material opportunities, challenges and risks of our business have changed significantly over the past several years. More recently, concurrent with an increased focus on improving network quality, many of our wireless telephony customers have experienced a general improvement in their overall financial condition. This has resulted in an increase in these customers’ abilities to invest in their networks and a related increase in our telephony tenant base. Our growth will be primarily affected by the future demand for communications sites by wireless telephony service providers, paging service providers, users of mobile radio services and government agencies. In recent years, we have experienced significant demand from our wireless telephony customers as they expand their networks, while our paging and mobile radio customers have contracted their networks. The demand for communications site space by wireless telephony service providers is expected to be driven by growth in the number of their subscribers and their utilization of wireless telephony services, including utilization of their networks for data services. In addition, demand could also be affected by carrier consolidation, because consolidation has resulted in duplicative coverage and excess network capacity. For example, on October 26, 2004, Cingular merged with AT&T Wireless and subsequently announced plans to eliminate approximately 7,000 of its cell sites as part of their integration of the two networks. As of March 31, 2006, 302 of our sites are occupied by both Cingular and AT&T Wireless and the combined revenues from AT&T Wireless and Cingular on these sites were approximately $3.3 million for the three months ended March 31, 2006. In addition, Sprint merged with Nextel Communications on August 3, 2005. As of March 31, 2006, 1,235 of our sites are occupied by both Sprint and Nextel and the combined revenues from Sprint and Nextel on these sites were approximately $13.1 million for the three months ended March 31, 2006. On August 1, 2005, ALLTEL completed its purchase of Western Wireless. As of March 31, 2006, none of our sites are occupied by both Alltel and Western Wireless. On November 16, 2004, Arch Wireless merged with Metrocall Holdings, Inc. to form USA Mobility, our largest paging customer. Both customers offer paging services throughout the United States and consequently have duplicate coverage in most markets. Our revenues from the merged paging company have declined substantially. As a result of these mergers, network consolidations by these tenants could adversely impact tenant lease revenues at some of our sites. Lastly, the demand for communications site space by government entities will be driven by the agencies’ demand for new digital networks and the ability to communicate with other government agencies as well as their ability to gain funding for such networks.

Our growth opportunities are primarily linked to organic growth on our existing towers and acquiring additional towers on which our wireless customers will seek to locate their equipment, thereby growing our overall tenant base. Since emerging from bankruptcy in November 2002, our number of wireless communication sites has grown from approximately 3,300 to approximately 11,000 at March 31, 2006, primarily as a result of our acquisition strategy. See ‘‘Acquisitions and Dispositions of Communications Sites’’ below. A key component of our growth strategy is our capital management strategy, which supports the financing of our tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using additional equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. For example, in February 2006, we issued $1.55 billion in mortgage loans to provide fixed rate financing for the Sprint Transaction (as defined below) and other tower acquisitions completed since April 2005, and to refinance our February 2004 mortgage loan. Prior to financing newly acquired towers using mortgage-backed securities, our current strategy is to finance communications sites we acquire on a short-term basis through cash on hand, cash remaining from the February 2006 mortgage loan, or credit facilities we expect to obtain similar to our April 2005 acquisition credit facility and our bridge loan, both of which we repaid with a portion of the net proceeds from our February 2006 mortgage loan.

Our current growth strategy, which is in part based on a new site acquisition and development strategy, reflects (1) our strategy to finance our new tower acquisitions using a capital structure which uses low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities combined with proceeds from equity offerings, (2) our strategy to buy core tower assets with in-place telephony, government or investment grade tenants where we believe there is a high likelihood of multiple lease renewals, (3) our underwriting process which is generally designed to allow us to evaluate and price acquisitions based on their current yield and on the asset and tenant attributes and location of the asset and (4) our focus on integrating, maintaining and operating the assets we acquire efficiently and effectively.

The primary factors affecting our determination of the value of a communications site are the cash flows of the site, its location, competitive structures in the immediate area, tenant base, tenant credit quality and zoning restrictions. While we also have communications sites located in Canada and the United Kingdom, our communications sites are primarily located in the United States. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing suburban communities. We also have a diverse tenant base, which includes large and small wireless service providers, government agencies, and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to significantly lesser credits, including small independent operations.

Acquisitions and Dispositions of Communications Sites

Our financial results are impacted by the timing, size and number of acquisitions and dispositions we complete in a period. From January 1, 2006 to March 31, 2006, we acquired 10 communication sites for $4.0 million, including fees and expenses. In addition, we routinely review and dispose of under-performing sites which generate negative cash flows and which are not compatible with our strategy. As of March 31, 2006, we had 232 sites held for sale.

On May 26, 2005, we, Sprint Corporation (‘‘Sprint’’) and certain Sprint subsidiaries (the ‘‘Sprint Contributors’’), closed on an agreement to contribute, lease and sublease (the ‘‘Agreement to Lease’’). Under the Agreement to Lease, we will lease or operate, for a period of 32 years approximately 6,553 communications tower sites and the related towers and assets (collectively, the ‘‘Sprint Towers’’) from newly formed special purpose entities of Sprint (collectively, ‘‘Sprint TowerCo’’), under six master leases for which we paid an upfront rental payment of approximately $1.2 billion as prepaid rent (the ‘‘Upfront Rental Payment’’) (the ‘‘Sprint Transaction’’). In connection with the Sprint Transaction, certain Sprint entities agreed to lease space on approximately 6,342 of the Sprint Towers. The Sprint Towers had over 5,600 collocation leases with other wireless tenants as of May 26, 2005, and substantially all of the revenues from the Sprint Towers are derived from wireless telephony tenants. We accounted for this transaction as a capital lease reflecting the substance similar to an acquisition. In the fourth quarter, we adjusted our purchase price allocation based on an appraisal of the Sprint sites assets, which we received from our third party valuation firm. We financed the Sprint Transaction with (i) an $850.0 million bridge loan which we repaid with a portion of the net proceeds from our February 2006 mortgage loan, (ii) $250.0 million from the proceeds of a private placement of our common stock and (iii) a portion of the proceeds from our May 2005 public offering of our common stock.

From January 1, 2006 through March 31, 2006, we also invested an additional $14.9 million, including fees and expenses, to acquire a fee interest or permanent or long-term easement under 109 communications towers where we previously had a leasehold interest in the land. We have financed these activities with cash generated from the February 2006 mortgage loan.

As of March 31, 2006, we have executed definitive agreements and non-binding letters of intent with other parties to acquire an additional 8 communications sites and 146 fee interest or long-term easements, for an aggregate purchase price of approximately $29.6 million, including estimated fees and expenses. We are in the process of performing due diligence on the communications sites under non-binding letters of intent and seek to negotiate definitive agreements.

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

Typically, our tenant lease agreements are specific to a site, are for terms of one to ten years and are renewable for multiple pre-determined periods at the option of the tenant. Most of our leases may not be cancelled prior to their scheduled expiration dates, but some may be cancelled upon prior notice and payment of a termination fee. Rents under the tenant leases are generally due to us on a monthly basis, and revenues from each agreement are recognized monthly. These agreements typically contain fixed-price annual escalation clauses. Rental revenues are recognized in our financial statements on a straight-line basis over the contractual term of the agreements without consideration of customer renewal options.

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, and radio and television broadcast. For the three months ended March 31, 2006 and 2005, our revenue mix for the primary technology categories was as follows:

	Percent of Revenues for the Three Months Ended March 31,
Tenant Technology Type	2006	2005
Telephony (PCS, Cellular, ESMR)	79.7%	52.7%
Mobile radio	9.1%	20.5%
Paging	6.0%	17.0%
Broadcast	3.4%	6.3%
Wireless data and other	1.8%	3.5%
Total	100.0%	100.0%

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

Other shared costs such as property management, site operations and contract administration are included in selling, general and administrative expenses as described below. Because the costs of operating an owned site generally do not increase significantly as we add additional tenants, new lease revenues from additional tenants to a particular site provide high incremental gross margin for that site. Similarly, the loss of any tenant on an owned site does not significantly reduce the costs associated with operating that site; and as a result, the lost lease revenues will reduce cash flows and gross margin from that site. Fluctuations in our gross margins on owned sites are directly related to changes in our tenant lease revenues. For managed sites, we typically pay the site owner either a fixed fee, a percentage of revenues or a combination of a fixed fee plus a percentage of revenues. In instances where we pay the landlord a percentage of revenues, changes in revenues result in an increase or decrease, as applicable, in our communications site operating expenses.

Selling, general and administrative expenses consist of five major components: (1) sales, marketing and tower leasing; (2) property management and site operations; (3) contracts administration; (4) business development including acquisitions and new builds and (5) administrative support, including legal, human resources, finance, accounting, and information technology.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

The following table sets forth, for the periods indicated, each statement of operations item and such item as a percentage of revenues. The results of operations for any particular period are not necessarily indicative of results for any future period. The following data should be read in conjunction with our unaudited consolidated financial statements included elsewhere herein and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

	Three Months Ended March 31
	2006		2005		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$120,922	100.0%	$53,798	100.0%	$67,124	124.8%
Direct site operating expenses (excluding depreciation, amortization and accretion)	53,202	44.0%	15,823	29.4%	37,379	236.2%
Selling, general and administrative (including $(10) and $318 of non-cash stock-based compensation (income) expense, respectively	11,100	9.2%	6,756	12.6%	4,344	64.3%
Sprint sites integration costs	254	0.2%	—	0.0%	254	N/A
State franchise, excise and minimum taxes	525	0.4%	174	0.3%	351	201.7%
Depreciation, amortization and accretion	44,270	36.6%	17,389	32.3%	26,881	154.6%
	109,351	90.4%	40,142	74.6%	69,209	172.4%
Operating income	11,571	9.6%	13,656	25.4%	(2,085)	(15.3%)
Interest expense, net	24,647	20.4%	10,201	19.0%	14,446	141.6%
Gain on derivative instruments	(176)	(0.1%)	—	0.0%	(176)	N/A
Loss on early extinguishment of debt	21,102	17.5%	—	0.0%	21,102	N/A
Other expense (income)	45	0.0%	(103)	(0.2%)	148	N/A
Income (loss) from continuing operations before income tax benefit (expense)	(34,047)	(28.2%)	3,558	6.6%	(37,605)	N/A
Income tax benefit (expense)	(37)	(0.0%)	525	1.0%	(562)	N/A
Income (loss) from continuing operations	(34,084)	(28.2%)	4,083	7.6%	(38,167)	N/A
Loss from discontinued operations	(503)	(0.4%)	(169)	(0.3%)	(334)	197.6%
Income (loss) before loss on sale of properties	(34,587)	(28.6%)	3,914	7.3%	(38,501)	N/A
Loss on sale of properties	(499)	(0.4%)	(18)	(0.0%)	(481)	2,672.2%
Net income (loss)	$(35,086)	(29.0%)	$3,896	7.2%	$(38,982)	N/A

Revenues

Our revenues increased $67.1 million, or 124.8%, for the quarter ended March 31, 2006 as compared to the prior year quarter, primarily as a result of the Sprint Transaction and the acquisition of other communications sites since May 2005. During the three months ended March 31, 2006, $62.2 million of our revenue was generated from the Sprint Towers. We also experienced growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased from 52.7% for the three months ended March 31, 2005, to 79.7% for the three months ended March 31, 2006, primarily as a result of acquisitions and organic growth in our telephony revenues. Revenues from Sprint-Nextel and Cingular Wireless comprised 37.3% and 15.5%, respectively, of our revenues for the quarter ended March 31, 2006.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $37.4 million primarily due to direct site operating expenses associated with the Sprint Towers along with other communication sites we have acquired since April 1, 2005. These increases were partially offset by decreased rent expense associated with our purchase of various interests in parcels of land in fee simple or other long-term easements, which we had previously leased. As a percentage of revenues, our direct site operating expenses increased to 44.0% of revenues for the three months ended March 31, 2006, from 29.4% of revenues for the three months ended March 31, 2005, primarily due to the Sprint Towers, which have lower tenant revenues per tower and higher ground rent expense as a percentage of revenue.

Selling, general and administrative

Our selling, general and administrative expenses increase of $4.3 million was primarily attributable to (i) increases in personnel related expenses along with occupancy and other costs associated with the increase in our corporate staff necessary to manage our growth, primarily related to the addition of the Sprint Towers and (ii) increased professional fees primarily due to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and to a significant number of IT system enhancement projects. As a percentage of revenues, our selling, general and administrative expenses declined to 9.2% of revenues for the three months ended March 31, 2006, from 12.6% of revenues for the three months ended March 31, 2005.

Sprint integration costs

For the three months ended March 31, 2006, $0.3 million of costs were incurred in relation to the Sprint integration. There were no integration costs related to Sprint during the three months ended March 31, 2005.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $26.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, was primarily due to the addition of 7,008 communications sites since April 1, 2005, including the Sprint Towers.

Interest expense, net

Our net interest expense increase of $14.4 million is related to debt to finance the Sprint Transaction and other newly acquired communication sites and land easements in 2005. Interest expense in the first quarter of 2006 is net of interest income earned and one month of amortization of derivative settlement gains recorded in accumulated other comprehensive income and deferred debt costs related to the February 2006 mortgage loan.

Loss on early extinguishment of debt

Our loss on early extinguishment of debt of $21.1 million is from the payoff of the February 2004 mortgage loan, bridge loan and $200.0 million acquisition credit facility with a portion of the proceeds from our February 2006 mortgage loan. The loss was comprised of a $7.0 million penalty relating to the

February 2004 mortgage loan, $10.7 million of deferred debt costs relating to all three loans and a $3.4 million write-off of accumulated other comprehensive loss relating to the 2003 interest rate swaps that were used to hedge the February 2004 mortgage loan.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, tower acquisitions, construction costs for occasional new tower builds and tower augmentations, other capital expenditures and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash on hand, cash generated from operating activities, borrowings under the $15.0 million Revolving Credit Agreement and $114.5 million of the net proceeds remaining from our February 2006 mortgage loan.

February 2006 Mortgage Loan

On February 28, 2006, three of our wholly owned special purpose entities, Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC (and its 13 subsidiaries), borrowed $1.55 billion under three mortgage loans made payable to Global Signal Trust III that issued $1.55 billion in commercial mortgage pass-through certificates, which we refer to as the February 2006 mortgage loan, to provide fixed-rate financing for the Sprint Towers and communications sites we acquired since April 2005, and to refinance the February 2004 mortgage loan. The borrowers and their direct parent, Global Signal Holdings V LLC, are separate legal entities from Global Signal Inc. with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its affiliates. We have continued to consolidate our subsidiaries, but have not consolidated Global Signal Trust III into our financial statements. Interest accrues on the mortgage loan at a weighted average fixed rate per annum of approximately 5.7%. The February 2006 mortgage loan requires monthly payments of interest until its contractual repayment date in February 2011. The February 2006 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers’ interests (fee, leasehold or easement) in over 80% of their communications sites, (2) a security interest in substantially all of the borrowers’ personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers LLC, Global Signal Acquisitions LLC and Global Signal Acquisitions II LLC from its direct parent, Global Signal Holdings V LLC).

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the DSCR, defined in the February 2006 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the February 2006 mortgage loan, as of the end of any calendar quarter falls to 1.35 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us until the DSCR exceeds 1.35 times for two consecutive calendar quarters. If the DSCR falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the February 2006 mortgage loan with applicable prepayment consideration.

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

The February 2006 mortgage loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets. The effective interest rate on the February 2006 mortgage loan including the benefit from terminating the 2005 interest rate swaps which qualified for hedge accounting and the amortization of deferred debt issuance costs is approximately 5.5%.

We used the proceeds as follows:

•	$850.0 million to repay the debt outstanding under our $850.0 million bridge loan that was incurred in connection with the Sprint Transaction. As a result of this repayment, we wrote off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $1.0 million;

•	$402.7 million to repay debt on the then-outstanding borrowings under the February 2004 mortgage loan. In the first quarter of 2006 we wrote off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $9.5 million, approximately $3.4 million of accumulated other comprehensive loss related to the 2003 interest rate swaps and a pre-payment penalty of $7.0 million;

•	$151.8 million to repay the debt outstanding under the acquisition credit facility. Upon repayment, we also terminated our ability to make future draws under the acquisition credit facility. As a result, we wrote off as a loss on early extinguishment of debt the unamortized deferred financing cost of approximately $0.2 million;

•	$145.5 million to pay estimated expenses of approximately $14.0 million, to fund increased impositions and reserves related to the February 2006 mortgage loan of approximately $10.0 million, to pay the $7.0 million prepayment penalty related to the February 2004 mortgage loan refinancing, and to provide funds of approximately $114.5 to acquire additional communications sites and additional fee interests or long-term easements for the ground under our communications sites, and to provide working capital.

The December 2004 Mortgage Loan

On December 7, 2004, our special purpose entities, Pinnacle Towers Acquisitions Holdings LLC, and five of its direct and indirect subsidiaries, issued a $293.8 million mortgage loan to Global Signal Trust II. Global Signal Trust II then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated Global Signal Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account which was used to acquire additional qualifying communications sites over the six-month period following the December 2004 closing.

The principal amount of the December 2004 mortgage loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. The weighted average interest rate on the various tranches is approximately 4.7%. The December 2004 mortgage loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The December 2004 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers’ interests (fee, leasehold or easement) in substantially all of their communications sites, (2) a security interest in substantially all of the borrowers’ personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers Acquisition Holdings LLC from its direct parent, Global Signal Holdings III LLC). The borrowers and its direct parent, Global Signal Holdings III LLC, are separate legal entities from Global Signal Inc., with their own assets, which are not available to satisfy the debts and obligations of Global Signal Inc. or any of its affiliates.

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the DSCR, defined in the December 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the December 2004 mortgage loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us until the DSCR exceeds 1.30 times for two consecutive calendar quarters. If the DSCR falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the December 2004 mortgage loan.

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

Revolving Credit Agreement

On December 1, 2005, Global Signal OP entered into a 364-day $15.0 million revolving credit facility pursuant to a revolving credit agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes.

At March 31, 2006 and December 31, 2005, there were no balances outstanding under the revolving credit facility. Interest on the $15.0 million revolving credit facility is payable, at Global Signal OP’s option, at either LIBOR plus 3.0% or the bank’s base rate plus 2.0%. Interest is payable at the end of the interest period or at the time of principal repayments. Principal on the revolving credit facility may be paid, in whole or in part, at any time and must be repaid by the loan maturity date, December 1, 2006.

The Revolving Credit Agreement, and the related ancillary documentation contain covenants and restrictions customary for a facility of this type including a limitation on our consolidated indebtedness at approximately $1.875 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to a ratio of 7.65 to 1.0. The Revolving Credit Agreement is guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP’s assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary.

The February 2004 Mortgage Loan

On February 5, 2004, Pinnacle Towers LLC (formerly Pinnacle Towers Inc.) and thirteen of its direct and indirect subsidiaries issued a $418.0 million mortgage loan to Global Signal Trust I (‘‘February 2004 mortgage loan’’). Global Signal Trust I then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We continued to consolidate our subsidiaries, but did not consolidate Global Signal Trust I in our financial statements. The net proceeds from the February 2004 mortgage loan were used to repay the then-outstanding borrowings under our old credit facility of $234.4 million, to fund a $142.2 million special distribution to our stockholders, to fund $4.6 million of restricted cash into an imposition reserve which was required to be escrowed in connection with our securitization transaction and February 2004 mortgage loan and relates to taxes, insurance and rents, and the remaining $15.9 million was available to fund operations.

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

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions entered into a 364-day $200.0 million credit facility with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. The acquisition credit facility was guaranteed by Global Signal OP and future subsidiaries of Global Signal Acquisitions. It was secured by substantially all of Global Signal Acquisitions’ tangible and intangible assets and by a pledge of Global Signal OP’s equity interest in Global Signal Acquisitions. In addition, on May 16, 2005, we entered into a guarantee agreement with respect to the acquisition credit facility secured by a pledge of our equity interest in Global Signal OP. On February 28, 2006, we repaid in full and terminated this acquisition credit facility with a portion of the net proceeds from the February 2006 mortgage loan.

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005, and continuing through September 2010 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. Concurrent with the pricing of our February 2006 mortgage loan, we terminated our six interest rate swaps and received a payment, excluding accrued interest, of $8.1 million, of which $4.3 million was recorded as part of accumulated other comprehensive income and is being amortized as a reduction of interest expense using the effective interest method over five years, the life of the February 2006 mortgage loan.

On February 2, 2005, and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which was replaced by a mortgage loan, for a total notional value of $850.0 million. Concurrent with the pricing of our February 2006 mortgage loan, we terminated our ten interest rate swaps and received a payment, excluding accrued interest, of $25.8 million, all of which was recorded as part of accumulated other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the life of the February 2006 mortgage loan.

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of accumulated other comprehensive income and which is being amortized as a reduction of interest expense using the effective interest method over five years, the life of the December 2004 mortgage loan. Because the $300.0 million total notional value of the six interest rate swaps exceeded the $293.8 million principal amount of the December 2004 mortgage loan, one of the swaps was no longer effective and we expensed approximately

$40,000 related to the fair market value of one of our August 2004 swaps, during the fourth quarter of 2004. The effective interest rate on the mortgage loan, including the proceeds from terminating the interest rate swaps and the amortization of deferred debt issuance costs, is approximately 5.0%.

2003 Interest Rate Swap

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement (the ‘‘December 2003 swap’’) with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. Under the December 2003 swap, we agreed to pay Morgan Stanley a fixed rate of 3.816% on a notional amount of $400.0 million for five years beginning in March 2004 in exchange for receiving floating payments based on three-month LIBOR on the notional amount for the same five-year period. The December 2003 swap required us to begin making monthly payments to the counterparty equal to the difference between 3.816% and the then current three-month LIBOR rate, which was 1.15% on December 31, 2003, on the notional amount of $400.0 million. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004, at a cost of $6.2 million that was recorded as part of accumulated other comprehensive income (loss) and was being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, was approximately 6.0%. On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to pay off the February 2004 mortgage loan. In connection with this, the remaining $3.4 million of accumulated other comprehensive loss related to the December 2003 swap was recorded as a loss on early extinguishment of debt in the first quarter of 2006.

Cash Flows

Net cash flows provided by operating activities were $45.2 million for the three months ended March 31, 2006, compared to $24.0 million for the three months ended March 31, 2005. The increase of $21.2 million of net cash provided by operating activities is primarily the result of cash flow from the communication sites acquired since April 1, 2005.

Net cash flows used in investing activities were $43.5 million for the three months ended March 31, 2006 compared to $52.2 million for the three months ended March 31, 2005. Investing activities for the three months ended March 31, 2006 consists of the acquisition of 10 communications sites for $4.0 million, including fees and expenses. Also, during the three months ended March 31, 2006, we acquired 109 parcels of land, in fee simple title and under long-term easements, which we had previously leased from the sellers, for a total purchase price of $14.9 million, including fees and expenses. Restricted cash increased $18.4 million as a result of the February 2006 mortgage loan requirements.

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

Capital expenditures were $5.6 million for the three months ended March 31, 2006, compared to $2.9 million for the three months ended March 31, 2005. The capital expenditures for these two periods primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements.

Net cash flows provided by financing activities were $134.4 million for the three months ended March 31, 2006 and consisted of (1) the $1.55 billion borrowing under the February 2006 mortgage loan,

(2) the $33.8 million payment received from the termination of the 2005 interest rate swaps and (3) $3.2 million from the issuance of common stock. This was in part offset by (1) $850.0 million to repay the debt outstanding under our bridge loan that was incurred in connection with the Sprint Transaction, (2) $404.1 million to repay debt under the February 2004 mortgage loan, (3) $151.8 million to repay the debt outstanding under the acquisition credit facility, and (4) payment of a $34.7 million ordinary dividend.

Net cash flows provided by financing activities were $29.1 million for the three months ended March 31, 2005 and were primarily related to borrowings under our Revolving Credit Agreement to fund the $50.0 million Sprint Transaction deposit, partially offset by $20.9 million in ordinary dividends paid in January 2005, for the fourth quarter of 2004.

Contractual Commitments

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The amount of this contingent purchase price is not expected to be material for the acquisitions we have closed during through March 31, 2006. As of March 31, 2006, we had no accruals for future acquisition payments. The maximum additional contingent payments on closed acquisitions were $1.1 million at March 31, 2006.

We have signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. which require us to purchase approximately $6.5 million in satellite data communications equipment. We have fulfilled $4.1 million of these purchase commitments as of March 31, 2006. Our tower related capital expenditures over the next twelve months will include the installation of satellite light monitoring equipment at substantially all of our lit sites.

As part of the Sprint Transaction, we and Sprint agreed to a refund to us of a portion of the upfront rental payment if an agreed-upon portion of the Sprint Towers do not qualify as financeable sites, as defined in the Sprint Agreement, within one year of the closing of the Sprint Transaction. As part of the Sprint Agreement, we agreed to use commercially reasonable efforts to convert Sprint Towers which do not qualify as financeable sites into financeable sites by May 26, 2006. As such, we have employees and contractors dedicated to these efforts. As of March 31, 2006, less than the agreed-upon allocated purchase price value for the Sprint Towers qualified as financeable sites and if no further sites were converted to financeable sites by May 26, 2006, we would be due an upfront rental payment refund of approximately $3.5 million. We anticipate that additional Sprint Towers will qualify as financeable sites by May 26, 2006 and as such, we expect the upfront rental payment refund to be less than $3.5 million.

Critical Accounting Policies and Estimates

New Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based-Payments, on a modified prospective transition method to account for our employee stock options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123(R). Prior period results are not restated. In connection with the adoption of SFAS No. 123(R), we reclassified $1.1 million of deferred compensation expense, which relates entirely to unvested restricted stock, to additional paid-in capital as of January 1, 2006. There was no impact to earnings from adopting SFAS No. 123(R).

Effective January 1, 2006, the Company adopted FIN 47 Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term ‘‘conditional asset retirement obligation’’ as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land; therefore the adoption of this interpretation did not impact our financial statements.

Effective January 1, 2006, the Company adopted FASB Staff Position 13-1 Accounting for Rental Costs Incurred during a Construction Period. This staff position concludes that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. We had already accounted for such rental costs in the manner prescribed by the staff position, so this staff position did not impact our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are not exposed to market risks from changes in interest rates charged on our debt as the interest rates are fixed. We had no outstanding variable rate debt under our Revolving Credit Agreement at March 31, 2006.

The following table presents the future principal payment obligations and weighted-average interest rates at March 31, 2006 associated with our existing debt instruments using our actual level of indebtedness of $0.8 million under capital leases to finance new computer software and $1,843.8 million under our mortgage loans issued on February 28, 2006 and December 7, 2004.

	Weighted Average Interest Rate	Total	Future Principal Payment Obligations – Twelve Months Ended March 31,
			2007	2008	2009	2010	2011
Fixed rate:
February 2006 mortgage loan	5.7%	$1,550,000	$—	$—	$—	$—	$1,550,000
December 2004 mortgage loan	4.7%	293,825	—	—	—	293,825	—
Capital lease obligations	9.5%	818	576	201	18	19	4
Total fixed rate debt		$1,844,643	$576	$201	$18	$293,844	$1,550,004

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our foreign subsidiaries’ (United Kingdom and Canada) operating expenses, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations.

Item 4.    Controls and Procedures

a)	Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives were achieved, in light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2005.

b)	Internal Control Over Financial Reporting.

Other than as set forth below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management believes the material weaknesses identified and reported for the year ended December 31, 2005, described in our Annual Report on Form 10-K, were primarily a result of the implementation of a new lease administration system, the effort required to effectively integrate and account for the Sprint Transaction and other acquisitions, and the tenure of our financial accounting and reporting staff. We have begun planning and implementing changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken, or intend to take, to remediate the material weaknesses identified as of December 31, 2005:

•	Improving processes and controls to re-evaluate key data in the lease administration system, and subsequent changes thereto

•	Establishing processes and controls to revise and test detail calculations in the lease administration system and subsequent changes thereto, with respect to straight-line and other amortization or accretion

•	Developing automated exception reports to allow accounting personnel to more effectively monitor and detect errors in certain account balances

•	Reorganizing certain accounting functions and increasing the number of financial accounting personnel and management

•	Undertaking a project to evaluate alternatives and plan for the replacement of the Company’s current lease administration system

•	Hiring an experienced Chief Information Officer to help oversee the system enhancements required to remediate the control weaknesses.

Although we have already taken some of the steps above to remediate these material weaknesses, further action is required to remediate including the addition of accounting staff, enhancements to our existing lease administration system, and the development and implementation of enhanced processes. We have hired a new Chief Information Officer who began work in April 2006. Our management and Audit Committee will monitor closely the continuing progress under our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing are subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting. To address the control weaknesses, the Company performed other procedures to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A.    Risk Factors

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows the number of shares of Global Signal common stock deemed to have been repurchased during the quarter.

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	99,660	$43.91	—	—
February 1, 2006 – February 28, 2006	—	—	—	—
March 1, 2006 – March 31, 2006	144,857	$49.45	—	—
Total 1st Quarter 2006	244,517	$47.19	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation plans of the Company. Specifically, these shares represent shares delivered to satisfy stock option exercise prices and shares retained by the Company upon option exercise by option holders to offset the employee's tax withholding obligations associated with the exercise of stock options by holders who exercised options. In addition to the repurchased shares noted in the above table, 26,495 shares of restricted stock were forfeited to us by employees during the three months ended March 31, 2006.

(i)	The Revolving Credit Agreement restricts the ability of Global Signal OP to make distributions except: (i) distributions in cash or other property to the extent required to satisfy the REIT Distribution Requirement (as defined in the Revolving Credit Agreement), and, (ii) so long as no event of default then exists or would result, (1) equity distributions as consideration for a merger, so long as no event of default then exists or will result, of Global Signal OP, or one of its subsidiaries, into Global Signal Inc. or a subsidiary of Global Signal Inc., (2) in addition to and without duplication of dividends paid under clause (i) above, ordinary quarterly dividends to the holders of capital stock of the Global Signal OP in an amount reasonably comparable to ordinary quarterly dividends customarily declared (including increases in such dividends consistent, in terms of the percentage of such increase, with past practices) by the board of directors of Global Signal Inc., and (3) distributions of cash to the extent necessary to pay the ordinary operating expenses of Global Signal Inc., provided that the aggregate amount of such distributions from December 3, 2004 shall not exceed $2.0 million.

(ii)	Our mortgage loans may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio would require excess cash flows, that could be used to pay dividends, be used to repay outstanding principal due under the mortgage loans.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

ITEM 6.    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2005).
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004).
4.2	Amended and Restated Investor Agreement dated as of March 31, 2004 among Global Signal Inc., Fortress Pinnacle Acquisition LLC, Greenhill Capital Partners, L.P., and its related partnerships named therein, and Abrams Capital Partners II, L.P. and certain of its related partnerships named therein, and other parties named therein (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).*
4.3	Warrant Agreement between Pinnacle Holdings Inc. and Wachovia Bank, N.A., dated November 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004).
4.4	Warrant Agreement between Global Signal Inc. and American Stock Transfer Company, dated as of February 13, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed on March 16, 2006).
10.1	Form of Index Deferred Shares Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2006).
10.2	Amended and Restated Loan and Security Agreement, dated as of February 28, 2006, by and among the Borrowers (as defined therein) signatory thereto and Towers Finco III LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2006).
10.3	Management Agreement, dated as of February 28, 2006, by and among Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the other entities listed on the signature pages thereto and Global Signal Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2006).
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Signal Inc. Registrant
By:	/s/ Steven G. Osgood Steven G. Osgood, Duly Authorized Officer, Executive Vice President and Chief Financial Officer
Dated:	May 10, 2006