Form 10-Q
period 2006-06-30
GLOBAL SIGNAL INC
filed 2006-08-08
CIK 1278382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At August 1, 2006, Registrant had outstanding 70,219,342 shares of $0.01 par value common stock.

PART I.    FINANCIAL INFORMATION

1

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,071	$47,793
Accounts receivable, less allowance for doubtful accounts of $1,722 and $1,559, respectively	4,399	2,360
Prepaid expenses and other current assets	45,603	36,930
Interest rate swap asset, at fair value	—	22,609
Total current assets	192,073	109,692
Restricted cash	28,713	20,232
Fixed assets, net of accumulated depreciation of $242,177 and $174,917, respectively	1,669,887	1,681,755
Intangible assets:
Goodwill	10,610	10,610
Leasehold interests, net of accumulated amortization of $14,469 and $12,811, respectively	6,004	8,084
Lease absorption value, net of accumulated amortization of $68,357 and $53,229, respectively	379,867	395,391
Lease origination value, net of accumulated amortization of $2,334 and $1,669, respectively	22,706	23,638
Deferred debt issuance costs, net of accumulated amortization of $3,251 and $10,943, respectively	15,925	16,870
Other assets	31,128	22,540
	$2,356,913	$2,288,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,969	$20,299
Accrued expenses	22,267	22,266
Dividend payable	36,859	34,304
Deferred revenue	27,120	21,307
Current portion of long-term debt	496	538
Total current liabilities	107,711	98,714
Long-term debt, net of current portion	1,844,002	1,693,058
Other liabilities	59,731	43,851
Total liabilities	2,011,444	1,835,623
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 70,206,766 shares issued and outstanding at June 30, 2006, and 68,608,725 shares issued and outstanding at December 31, 2005	702	686
Additional paid-in capital	411,086	476,388
Treasury stock, at cost, 29,327 shares at June 30, 2006 and 0 shares at December 31, 2005	(1,463)	—
Deferred stock-based compensation	—	(1,055)
Accumulated other comprehensive income	30,830	20,800
Accumulated deficit	(95,686)	(43,630)
Total stockholders' equity	345,469	453,189
	$2,356,913	$2,288,812

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2006	2005
Revenues	$122,467	$77,557
Direct site operating expenses (excluding depreciation, amortization and accretion)	56,872	30,133
Gross margin	65,595	47,424
Other expenses:
Selling, general and administrative (including $4,867 and $972 of non-cash stock-based compensation expense, respectively)	16,827	9,398
Sprint sites integration costs	192	3,164
State franchise, excise and minimum taxes	263	157
Depreciation, amortization and accretion	42,638	28,351
	59,920	41,070
Operating income	5,675	6,354
Interest expense, net	22,415	15,538
Loss on early extinguishment of debt	—	461
Other expense (income)	(1)	21
Income (loss) from continuing operations before income tax benefit (expense)	(16,739)	(9,666)
Income tax benefit (expense)	(2)	(16)
Income (loss) from continuing operations	(16,741)	(9,682)
Income (loss) from discontinued operations	(173)	377
Income (loss) before loss on sale of properties	(16,914)	(9,305)
Loss on sale of properties	(56)	(119)
Net income (loss)	$(16,970)	$(9,424)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.24)	$(0.16)
Income (loss) from discontinued operations	—	—
Loss on sale of properties	—	—
Net income (loss)	$(0.24)	$(0.16)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.24)	$(0.16)
Income (loss) from discontinued operations	—	—
Loss on sale of properties	—	—
Net income (loss)	$(0.24)	$(0.16)
Dividends declared per common share	$0.525	$0.450
Weighted average number of common shares outstanding:
Basic	69,809	59,762
Diluted	69,809	59,762

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Revenues	$243,462	$131,587
Direct site operating expenses (excluding depreciation, amortization and accretion)	110,227	46,185
Gross margin	133,235	85,402
Other expenses:
Selling, general and administrative (including $4,857 and $1,290 of non-cash stock-based compensation expense, respectively)	27,926	16,153
Sprint sites integration costs	446	3,164
State franchise, excise and minimum taxes	788	332
Depreciation, amortization and accretion	86,920	45,804
	116,080	65,453
Operating income	17,155	19,949
Interest expense, net	47,062	25,739
Gain on derivative instruments	(176)	—
Loss on early extinguishment of debt	21,102	461
Other expense (income)	43	(82)
Income (loss) from continuing operations before income tax benefit (expense)	(50,876)	(6,169)
Income tax benefit (expense)	(40)	509
Income (loss) from continuing operations	(50,916)	(5,660)
Income (loss) from discontinued operations	(517)	270
Income (loss) before loss on sale of properties	(51,433)	(5,390)
Loss on sale of properties	(623)	(138)
Net income (loss)	$(52,056)	$(5,528)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$(0.10)
Income (loss) from discontinued operations	(0.01)	—
Loss on sale of properties	(0.01)	—
Net income (loss)	$(0.75)	$(0.10)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$(0.10)
Income (loss) from discontinued operations	(0.01)	—
Loss on sale of properties	(0.01)	—
Net income (loss)	$(0.75)	$(0.10)
Dividends declared per common share	$1.050	$0.850
Weighted average number of common shares outstanding:
Basic	69,595	55,914
Diluted	69,595	55,914

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements
are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Comprehensive Loss	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	68,608,725	$686	$476,388	$—	$(1,055)		$20,800	$(43,630)	$453,189
Comprehensive loss:
Net loss						$(52,056)		(52,056)	(52,056)
Foreign currency translation adjustment						430	430		430
Change in fair value of derivative financial instruments, net of applicable income taxes						8,450	8,450		8,450
Amortization of accumulated comprehensive income						(2,258)	(2,258)		(2,258)
Write-off of other comprehensive income due to refinancing						3,408	3,408		3,408
Total comprehensive loss						$(42,026)
Issuance of common stock:
Warrants exercised	21,676	—	183						183
Options exercised	1,230,744	13	4,637						4,650
Shares issued to directors and executives	84,000	1	4,110						4,111
Restricted shares issued	349,488	3	(3)						—
Restricted shares forfeited	(58,540)	(1)	(445)						(446)
Purchase of treasury stock	(29,327)			(1,463)					(1,463)
Dividends			(73,921)						(73,921)
Stock-based compensation			1,192						1,192
Transfer of deferred stock-based compensation to additional paid-in capital			(1,055)		1,055				—
Balance at June 30, 2006	70,206,766	$702	$411,086	$(1,463)	$—		$30,830	$(95,686)	$345,469

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

GLOBAL SIGNAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
		(Revised)
		(see Note 2)
Cash flows from operating activities:
Net loss	$(52,056)	$(5,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	86,920	45,804
Amortization of deferred debt issuance costs and other accumulated comprehensive income	522	3,734
Loss on early extinguishment of debt	21,102	461
Non-cash stock-based compensation expense	4,857	1,290
Net of effects from other adjustments:
Continuing operations	1,018	(932)
Discontinued operations	190	213
Increase in assets	(21,923)	(14,053)
Increase in liabilities	20,691	7,764
Net cash provided by operating activities	61,321	38,753
Cash flows from investing activities:
Payments made in connection with acquisitions of communication sites and land	(45,368)	(1,345,689)
Capital expenditures	(10,172)	(5,591)
Proceeds from the sale of fixed assets:
Continuing operations	282	2,252
Discontinued operations	54	—
Funds provided by (invested in) restricted cash	(8,481)	54,606
Net cash used in investing activities	(63,685)	(1,294,422)
Cash flows from financing activities:
Borrowings under notes payable and long-term debt	1,557,050	1,018,631
Repayment of notes payable and long-term debt	(1,413,153)	(97,965)
Payment of debt issuance costs	(12,524)	(5,841)
Payment received to terminate interest rate swaps	33,759	—
Ordinary dividends paid	(71,366)	(41,754)
Proceeds from the issuance of common stock	3,374	437,257
Net cash provided by financing activities	97,140	1,310,328
Effect of exchange rate changes on cash	(498)	492
Net increase in cash and cash equivalents	94,278	55,151
Cash and cash equivalents, beginning of period	47,793	5,991
Cash and cash equivalents, end of period	$142,071	$61,142
Non-cash investing and financing transactions:
Increase (decrease) in the fair value of interest rate swaps recorded to accumulated other comprehensive income	$8,450	$(12,189)
Assets acquired under a capital lease obligation	$—	$243

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Global Signal Inc. and its wholly owned subsidiaries. Global Signal Inc. owns, leases and manages communications towers and other communications sites and leases space on them to providers of communications and broadcast services, such as wireless telephony, paging, mobile radio, wireless data transmission, radio and television broadcasting, and to operators of private networks such as federal, state and local government agencies. For the three and six months ended June 30, 2006, Sprint Corporation comprised 38.3% and 38.4%, respectively, and Cingular Wireless comprised 15.7% and 15.6%, respectively, of our site revenues.

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

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Certain amounts from the prior year period have been reclassified for consistency with current presentation. These reclassifications were not material to the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Global Signal’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Global Signal’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123(R) Share-Based-Payments, using the modified prospective transition method to account for our employee stock options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. Prior period results are not restated. The adoption of SFAS No. 123(R) had no impact on net income or earnings per share. In connection with the adoption of SFAS No. 123(R), we reclassified $1.1 million of deferred stock-based compensation expense, which relates entirely to unvested restricted stock, to additional paid-in capital as of January 1, 2006. See Note 7 for disclosures related to stock-based compensation.

New Accounting Pronouncements

Effective January 1, 2006, we adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 47 (‘‘FIN 47’’), Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term ‘‘conditional asset retirement obligation’’ as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land; therefore the adoption of this interpretation did not impact our financial statements.

Effective January 1, 2006, we adopted FASB Staff Position 13-1, Accounting for Rental Costs Incurred during a Construction Period. This staff position concludes that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. We had already accounted for such rental costs in the manner prescribed by the staff position, so this staff position did not impact our financial statements.

In June 2006, the FASB issued Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This standard must be adopted as of January 1, 2007. We anticipate that this standard will have an immaterial effect on our financial statements due to the fact that as a REIT our income taxes are immaterial.

Reclassifications and Revisions

For the first half of 2006, we have separately disclosed the operating, investing and financing portions of the cash flows attributed to discontinued operations, which in the prior period were not separately reported. Certain amounts from the prior year have been reclassified for consistency with current year presentation. All other reclassifications relate to discontinued operations. These reclassifications and revisions were not material to the consolidated financial statements.

3.	Discontinued Operations

As a part of our ongoing operational reviews, we make decisions to divest under-performing towers or other communications sites, including three and 22 tower sites in the three and six months ended June 30, 2006, and 42 tower sites in the three and six months ended June 30, 2005. At June 30, 2006, we had 113 tower sites that are being marketed for sale. Of these 113 sites, 108 are included in continuing operations and classified as held for use, and five are included in discontinued operations and classified as held for sale, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of the five sites held for sale in discontinued operations and other previously terminated sites as discontinued operations in the accompanying condensed consolidated financial statements as of June 30, 2006 and all prior periods have been reclassified to conform to the current quarter’s presentation with respect to these sites.

Assets held for sale of $0.1 million and $0.8 million are included in fixed assets, net in the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively.

Results of operations for these discontinued sites for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$250	$741	$727	$1,426
Direct operating expenses	(405)	(718)	(1,028)	(1,505)
Results of operations	(155)	23	(301)	(79)
Loss on impariment of assets	—	—	(33)	—
Gain (loss) recognized on assets of discontinued sites	(18)	354	(183)	349
Income (loss) from discontinued operations	$(173)	$377	$(517)	$270

4.	Debt

Our outstanding debt as of June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
February 2004 mortgage loan, weighted average interest rate of approximately 5.0%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC and its subsidiaries, monthly principal and interest installments of approximately $2.4 million beginning March 2004. Contractual maturity date of January 2029, anticipated maturity date of January 2009 (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	$—	$404,087
December 2004 mortgage loan, weighted average interest rate of approximately 4.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers Acquisition LLC and its subsidiaries, monthly interest-only installments beginning January 2005, contractual maturity date of December 2009	293,825	293,825
February 2006 mortgage loan, weighted average interest rate of approximately 5.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC, Global Signal Acquisitions LLC (‘‘GSA’’) and Global Signal Acquisitions II LLC (‘‘GSA II’’), monthly interest-only installments beginning March 2006, contractual maturity date of February 2011	1,550,000	—
Bridge loan, interest at LIBOR plus 1.50% (5.8% at December 31, 2005), secured by our ownership interests in GSA II, and in GSA II’s leasehold and subleasehold interests in the Sprint Towers, and an assignment of leases and rent. Interest installments due monthly and a contractual maturity date of May 25, 2006, before extension options (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	—	850,000
$200.0 million acquisition credit facility, interest at LIBOR plus 2.0% (6.4% at December 31, 2005), secured by the acquired tower assets through a pledge of Global Signal OP’s equity interest in GSA. Interest installments due monthly and a contractual maturity date of April 24, 2006 (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan.)	—	144,725
Capital lease obligations, interest rate fixed at a weighted average rate of 9.5%, secured by the underlying capital assets, with monthly principal installments beginning April 2004 and continuing through July 2010	673	959
Revolving credit facility interest at a variable rate of LIBOR plus 3.0% or the lender’s base rate plus 2.0%, secured by a pledge of Global Signal OP’s assets, maturity date of December 2006	—	—
	1,844,498	1,693,596
Less: Current portion of long-term debt	(496)	(538)
	$1,844,002	$1,693,058

As noted in the table above, the February 2004 mortgage loan, the bridge loan and the $200.0 million acquisition credit facility were repaid in full with a portion of the net proceeds from the February 2006 mortgage loan described below. In accordance with SFAS No. 6 Classification of Short-Term Obligations Expected to be Refinanced, we reclassified the current portion of debt at December 31, 2005 under these three loans to long-term.

The following table shows the maturities of long-term debt for the five twelve month periods after June 30, 2006 (in thousands):

For the twelve months ending June 30,
2007	$496
2008	140
2009	18
2010	293,844
2011	1,550,000
$1,844,498

The February 2006 Mortgage Loan

On February 28, 2006, three of our wholly owned special purpose entities, Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC (and its 13 subsidiaries), borrowed a total of $1.55 billion under a mortgage loan made payable to a newly formed trust, Global Signal Trust III (‘‘February 2006 mortgage loan’’), that issued $1.55 billion in fixed-rate commercial mortgage pass-through certificates to provide fixed-rate financing for the assets leased in May 2005 from Sprint Corporation (the ‘‘Sprint Towers’’), the communications sites originally financed with the February 2004 mortgage loan, and for other communications sites acquired from April 2005 to January 2006. We have continued to consolidate our subsidiaries, but have not consolidated Global Signal Trust III in our financial statements. The proceeds of the February 2006 mortgage loan were used to repay the $850.0 million bridge loan, to repay $402.7 million (the total then-outstanding borrowings under the February 2004 mortgage loan), to repay $151.8 million (the total then-outstanding borrowings under the acquisition credit facility) and to provide $145.5 million of funds for working capital and general corporate purposes, including payment of fees and expenses of the offering and potential future acquisitions. The borrowers and their direct parent, Global Signal Holdings V LLC, are separate legal entities from Global Signal Inc., with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its other affiliates.

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

The February 2004 Mortgage Loan

On February 5, 2004, one of our subsidiaries, Pinnacle Towers LLC and thirteen of its direct and indirect subsidiaries, issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I (‘‘February 2004 mortgage loan’’). On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the February 2004 mortgage loan in full. A prepayment penalty of $7.0 million was paid and recognized in the first quarter of 2006 as loss on early extinguishment of debt. In addition, unamortized deferred debt issuance costs of $9.5 million and accumulated other comprehensive loss of $3.4 million related to the elimination of the portion for interest rate swaps related to the February 2004 mortgage loan (see Note 5), respectively, were expensed in the first quarter of 2006 as loss on early extinguishment of debt.

Sprint Bridge Financing

At the closing of the Sprint Transaction in May 2005, we executed the $850.0 million bridge loan financing with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. The borrower was a newly created entity, Global Signal Acquisitions II LLC, under our indirect control, which owned 100% of our interest in the Sprint Towers. On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the Sprint bridge loan in full. Unamortized deferred debt issuance costs of $1.0 million related to the Sprint bridge loan were expensed in the first quarter of 2006 as loss on early extinguishment of debt.

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

At June 30, 2006 and December 31, 2005, there were no balances outstanding under the revolving credit facility. Interest on the $15.0 million revolving credit facility is payable, at Global Signal OP’s option, at either LIBOR plus 3.0% or the bank’s base rate plus 2.0%. Interest is payable at the end of the interest period or at the time of principal repayments. Principal on the revolving credit facility may be paid, in whole or in part, at any time and must be repaid by the loan maturity date, December 1, 2006.

The revolving credit agreement and the related ancillary documentation contain covenants and restrictions customary for a facility of this type, including a limitation on our consolidated indebtedness at approximately $1.875 billion and a requirement to limit our ratio of consolidated indebtedness to consolidated EBITDA, as defined in the loan document, to a ratio of 7.65 to 1.0. The revolving credit agreement is guaranteed by us, Global Signal GP, LLC and certain subsidiaries of Global Signal OP. It is secured by a pledge of Global Signal OP’s assets, including a pledge of 65% of its interest in our United Kingdom subsidiary, 100% of its interest in certain other domestic subsidiaries, a pledge by us and Global Signal GP, LLC of our interests in Global Signal OP, and a pledge by us of 65% of our interest in our Canadian subsidiary.

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

On February 2, 2005 and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which was expected to be replaced by a mortgage loan, for a total notional value of $850.0 million. Concurrent with the pricing of our February 2006 mortgage loan, we terminated our ten interest rate swaps and received a payment, excluding accrued interest, of $25.8 million, which was recorded as accumulated other comprehensive income and which is being amortized as a reduction of interest expense on the February 2006 mortgage loan using the effective interest method over five years, the life of the February 2006 mortgage loan.

The effective interest rate on the February 2006 mortgage loan including the effect of terminating the swaps and the amortization of deferred debt issuance costs is approximately 5.5%. For the three and six months ended June 30, 2006, amortization of accumulated other comprehensive income of $1.7 million and $2.3 million, respectively, was recorded as an offset to interest expense.

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of accumulated other comprehensive income and is being amortized as a reduction of interest expense using the effective interest method over five years, the life of the December 2004 mortgage loan. The effective interest rate on the December 2004 mortgage loan, including the proceeds from terminating the interest rate swaps and the amortization of deferred debt issuance costs, is approximately 5.0%. For the three and six months ended June 30, 2006, amortization of accumulated other comprehensive income of $0.1 million and $0.2 million, respectively, was recorded as an offset to interest expense. For the three and six months ended June 30, 2005, amortization of accumulated other comprehensive income of $0.1 million and $0.2 million, respectively, was recorded as an offset to interest expense.

2003 Interest Rate Swap

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement (the ‘‘December 2003 swap’’) with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of accumulated other comprehensive loss and was being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the February 2004 mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, was approximately 6.0%. For the six months ended June 2006 and 2005, amortization of accumulated other comprehensive loss of $0.2 million and $0.7 million, respectively, was recorded as interest expense. For the three months ended June 30, 2005, amortization of accumulated other comprehensive income of $0.3 million, was recorded as interest expense. On February 28, 2006, the February 2004 mortgage loan was repaid in full from a portion of the net proceeds from the February 2006 mortgage loan (see Note 4), and the remaining $3.4 million of unamortized accumulated other comprehensive loss related to the 2003 interest rate swap was recorded in the first quarter of 2006 as loss on early extinguishment of debt.

6.	Commitments and Contingencies

Purchase Commitments

As of June 30, 2006, we signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. which require us to purchase approximately $6.5 million in satellite data monitoring equipment. As of June 30, 2006, we purchased $4.9 million of equipment under these commitments. As of June 30, 2006, we signed an agreement with Intuit, Inc. to purchase and install lease and asset management software. The amount of the purchase commitment is $1.2 million of which $0.2 million has been paid. As of June 30, 2006, we also had outstanding purchase agreements to acquire three communications sites from various sellers for a total estimated purchase price of $4.2 million, including estimated fees and expenses, and 139 land parcels for $22.2 million, including estimated fees and expenses. As of June 30, 2006, we also had letters of intent to purchase seven additional communications sites for approximately $7.7 million, including estimated fees and expenses. Subsequent to June 30, 2006, we completed the acquisition of one communication site.

Earn Outs

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. The aggregate amount of these contingent purchase prices is not expected to be material for the acquisitions we have closed through June 30, 2006. As of June 30, 2006, we had no accruals for any such additional acquisition payments. The maximum additional contingent payments on closed acquisitions were approximately $0.9 million at June 30, 2006.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation, or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

7.	Stockholders’ Equity

Dividends

On March 15, 2006, our board of directors declared a dividend of $0.525 per share of our common stock for the three months ended March 31, 2006, which was paid on April 20, 2006, to stockholders of record as of April 6, 2006. The entire dividend of $36.7 million was a reduction of additional paid-in capital. On June 15, 2006, our board of directors declared a dividend of $0.525 per share of our common stock for the three months ended June 30, 2006, which was paid on July 20, 2006, to stockholders of record as of July 6, 2006. The entire dividend of $36.9 million was a reduction of additional paid-in capital.

Stock-Based Compensation

Prior to our January 1, 2006 adoption of SFAS No. 123(R), we accounted for stock option and restricted stock grants to employees and stock grants to directors using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under

APB No. 25, no compensation costs were recognized relating to the stock option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. We used and will continue to use under SFAS No. 123(R) the accelerated method to recognize compensation expense of our equity-based awards with graded vesting. For restricted stock grants under APB No. 25, the unamortized portion of the related compensation expense was recorded as deferred stock compensation expense, a contra account within stockholders’ equity. In connection with the adoption of SFAS No. 123(R), we reclassified $1.1 million of deferred stock-based compensation expense, which relates entirely to unvested restricted stock, to additional paid-in capital as of January 1, 2006. Prior to adopting SFAS No. 123(R) as part of a restructuring of compensation, we amended a former officer’s option agreement to cancel options relating to 35,875 shares with an exercise price of $8.53 per share and options relating to 107,625 shares with an exercise price of $18.00 per share, and accelerated vesting of options relating to 46,125 shares with an exercise price of $8.53 per share and options relating to 138,375 shares with an exercise price of $18.00 per share.

Had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant for the periods prior to 2006, our net loss for the three and six months ended June 30, 2005, would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(unaudited)	(unaudited)
Net loss attributable to common stockholders:
Net loss as reported	$(9,424)	$(5,528)
Add: Stock-based compensation costs included in reported net income, net of $0 related tax effect for all periods	972	1,290
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods	(1,312)	(1,970)
Pro forma net loss	$(9,764)	$(6,208)
Basic loss per share attributable to common stockholders:
Net loss per share as reported	$(0.16)	$(0.10)
Pro forma net loss per share	$(0.16)	$(0.11)
Diluted loss per share attributable to common stockholders:
Net loss per share as reported	$(0.16)	$(0.10)
Pro forma net loss per share	$(0.16)	$(0.11)

Stock Incentive Plan

The Global Signal Inc. Omnibus Stock Incentive Plan (the ‘‘Plan’’) became effective November 1, 2002, and was amended on December 21, 2005. The Plan provides for awards consisting of stock options, restricted stock grants or deferred stock awards (‘‘Awards’’) to employees, non-employee directors, and other persons who perform services for us. The Plan is administered by the board of directors or, at the board of directors’ sole discretion, by a committee consisting solely of persons who are non-employee directors and outside directors (the ‘‘Committee’’).

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

A summary of our stock option activity under the Plan for the six months ended June 30, 2006, is presented in the table below. Net proceeds from the exercise of stock options for the six months ended June 30, 2006, were $4.7 million which was recorded in common stock and additional paid-in capital. The fair value at the time of issuance of the options that vested during the six months ended June 30, 2006, was $2.1 million. The intrinsic value at the time of exercise of the stock options exercised during the six months ended June 30, 2006, was $47.9 million.

	Number of Shares Subject to Option	Exercise Price Range	Weighted Average Exercise Price
Under option, December 31, 2005	1,317,134	$4.26-$18.00	$9.41
Granted	—	N/A	N/A
Forfeited	—	N/A	N/A
Exercised	(1,317,134)	$4.26-$18.00	$9.41
Under option, June 30, 2006	—	N/A	N/A

All shares that were issued upon option exercises were newly issued shares.

The following table discloses the number of shares subject to option that are unvested and the weighted average fair value of these shares at the date of grant as of June 30, 2006 and December 31, 2005:

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2005	459,208	$4.57
Vested	(459,208)	$4.57
Unvested balance at June 30, 2006	—	N/A

Other Stock Options

In connection with the initial public offering and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to Fortress and Greenhill, or their respective affiliates, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for Fortress (or its affiliates), the right to acquire the number of shares equal to 8% of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire the number of shares equal to 2% of the number of shares issued in the initial public offering, including the over-allotment, all at an exercise price per share equal to the initial offering price per share. Upon consummation of the offering, the number of shares and exercise price were thereby fixed at 805,000 shares at $18.00 per share, respectively. All of the options were immediately vested upon the initial public offering and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million by netting it against the net proceeds of the offering. These options were granted outside of the Plan, and therefore are excluded from the Plan activity shown above. Greenhill exercised 128,800 of its options in March 2006. At June 30, 2006, 644,000 of the Fortress options remain outstanding.

Common Stock Grants

In the first quarter of 2006, we issued 28,488 shares of restricted stock to certain employees. The grants vest 33.3%, 33.3% and 33.4% on December 31, 2008, 2009 and 2010, respectively. We valued the restricted stock awards at $1.3 million on the dates of grant using the current market price. This amount will be amortized as non-cash stock-based compensation expense over the vesting period using the accelerated method, over a weighted average period of approximately three years. Also, 58,540 restricted shares issued in 2004 and 2006 were forfeited in the first half of 2006. Prior to the adoption of SFAS No. 123(R), we accounted for forfeitures at the time they occurred. Under SFAS No. 123(R), we estimate forfeitures each quarter.

In April 2006, our new Chief Financial Officer was granted 120,000 shares of restricted stock of which 20% vested immediately and 20% vests on December 31, 2007, 2008, 2009 and 2010, respectively. In May 2006, our new Chief Executive Officer was granted 200,000 shares of restricted stock, of which 20% vested immediately and 20% vests on December 31, 2007, 2008, 2009 and 2010, respectively.

In June 2006, six executives were granted a total of 65,000 shares of restricted stock which vest 20% on December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

In July 2006, one executive was issued 12,500 shares of restricted stock which vest 20% on December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at date of grant:

	Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2005	54,917	$26.02
Granted	413,488	$48.09
Vested	(64,000)	$49.15
Forfeited	(58,540)	$28.86
Unvested balance at June 30, 2006	345,865	$47.64

As of June 30, 2006, total unearned compensation on stock-based awards was $15.4 million and the weighted average vesting period is 2.9 years.

Deferred Shares

On January 3, 2006, we entered into Deferred Shares Award Agreements with certain employees. The number of shares that will be granted in December 2006 will be determined by the amount of our fourth quarter 2006 dividend. These employees were awarded an aggregate base grant of 5,233 shares, but the actual number of shares to be issued will vary between 0% and 150% of the base grant. These shares, if granted, will vest 33.3%, 33.3% and 33.4% on December 31, 2008, 2009 and 2010, respectively. As of June 30, 2006, 2,326 of the deferred shares have been forfeited.

In December 2005, we awarded two officers an aggregate base grant of 124,698 deferred shares. These officers have resigned and their deferred shares were forfeited.

Warrants

In connection with our 2002 bankruptcy plan, 1,229,850 common stock warrants were issued to our convertible note holders and our common stockholders. The warrants have a current exercise price of $8.53 and expire on October 31, 2007. In the first half of 2006, warrants were exercised resulting in the issuance of 21,676 shares. As of June 30, 2006, there were 423,830 warrants outstanding to acquire common stock.

Treasury Stock

In the first quarter of 2006, 29,327 shares of outstanding common stock were returned to us to pay for the exercise price of certain stock options. The value of this returned stock was $1.5 million and was recorded as treasury stock.

8.	Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding (in thousands) used in the computation of income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Denominator for basic income per share – adjusted weighted average	69,809	59,762	69,595	55,914
Effect of dilutive securities	—	—	—	—
Denominator for diluted income per share – adjusted weighted average	69,809	59,762	69,595	55,914

Approximately 0.7 million shares of common stock issuable pursuant to warrants have been excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2006 as their effect would have been antidilutive. Approximately 1.9 million shares of common stock issuable pursuant to outstanding stock options and warrants have been excluded from the calculations of diluted earnings per share for the three and six months ended June 30, 2005 as their effect would have been antidilutive.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(16,970)	$(9,424)	$(52,056)	$(5,528)
Change in fair value of derivative financial instruments, net of applicable income taxes	—	(23,892)	8,450	(12,189)
Derivative amounts amortized to interest expense	(1,801)	231	(2,258)	463
Write-off derivative amounts to loss on early extinguishment of debt due to refinancing	—	—	3,408	—
Foreign currency translation adjustment	312	(298)	430	(520)
Other comprehensive income	(1,489)	(23,959)	10,030	(12,246)
Comprehensive income (loss)	$(18,459)	$(33,383)	$(42,026)	$(17,774)

The components of accumulated other comprehensive income at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Foreign currency translation adjustments	$1,563	$1,133
Changes in fair value of derivatives	29,267	19,667
Accumulated other comprehensive income	$30,830	$20,800

10.	Subsequent Event

As part of the Sprint Agreement, Sprint agreed to refund us a portion of the upfront rental payment if an agreed-upon portion of the Sprint Towers did not qualify as financeable sites, within one year of the closing of the Sprint Transaction. We agreed to use commercially reasonable efforts to convert Sprint Towers which did not qualify as financeable sites into financeable sites by May 26, 2006. As of May 26, 2006, less than the agreed-upon allocated purchase price value for the Sprint Towers qualified as financeable sites and we received an upfront rental payment refund of $3.1 million in July 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties, including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing sites, close acquisitions under letters of intent and purchase agreements, anticipate, manage and address industry trends and their effect on our business, the rate and timing of the deployment of new wireless communications systems and equipment by our customers, whether we successfully address future technological changes in the wireless industry, the rate at which our customers terminate, or elect not to renew, leases as the result of consolidations or technological changes, pay or grow dividends, generate growth organically or through acquisitions, secure financing, and increase revenues, Adjusted EBITDA and/or Adjusted Funds From Operations, and add telephony tenants and statements relating to the integration of and final costs of the Sprint Transaction, the incremental costs of operating the Sprint sites, and how the proceeds of future financings will be used. Forward-looking statements are generally identifiable by use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘potential,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘endeavor,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘overestimate,’’ ‘‘underestimate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘would,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘continue’’ or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, the reduced likelihood of closing a transaction which is at a letter of intent stage as opposed to one which is subject to a purchase agreement, a decrease in the demand for our communications sites and our ability to attract additional tenants, the economies, real estate markets and communications industries in the regions where our sites are located, consolidation in the wireless industry, termination or non-renewal of tenant leases, changes to the regulations governing wireless services, the creditworthiness of our tenants, customer concentration and the loss of one or more of our major customers, integration of new software systems, replacement of existing software systems, our ability to compete, competing technologies, equipment and software developments relating to wireless telephony, our ability to modify our towers, our ability to obtain credit facilities or mortgage loans on favorable terms, our failure to comply with federal, state and local laws and regulations and changes in the law, our failure to comply with environmental laws, our ability to conduct our business effectively, secure financing and generate revenues, the termination of site management agreements, disasters and other unforeseen events, the demonstrated or perceived negative health effects from our towers or other tenants equipment on our towers, our ability to qualify as a REIT, REIT distribution requirements and the stock ownership limit imposed by the Internal Revenue Code for REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements detailed from time to time in this Quarterly Report on Form 10-Q and in Global Signal’s other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the year ending December 31, 2005, filed on March 16, 2006, and our most recent Registration Statement on Form S-3, filed on April 7, 2006. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ significantly from those contained in any forward-looking statement. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Executive Overview

Global Signal Inc. is one of the largest wireless communications tower operators in the United States. As of June 30, 2006, we owned, leased or managed a total of 10,951 wireless communications sites. Our growth strategy is to grow (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth, (3) by acquiring the land underneath our towers and (4) by financing these newly acquired towers, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy, we will seek to increase our dividend per share over time.

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

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of June 30, 2006, we had an aggregate of more than 26,000 tenant leases on our communications sites with over 2,000 customers. Our site revenues from wireless telephony tenants have increased to 79.7% and 79.7%, respectively, of site revenues for the three and six months ended June 30, 2006, from 67.2% and 61.1%, respectively, of site revenues for the three months and six months ended June 30, 2005.

New wireless technologies, devices and applications have become more advanced and broadly utilized by wireless subscribers. As new technologies, devices and applications have developed, new networks have been deployed to support the more advanced applications and the growth in the number of wireless subscribers while more mature technologies, such as paging and mobile radio, have experienced shrinking subscriber bases and network contraction. Some of the key indicators that we regularly monitor to evaluate growth trends affecting wireless technology usage are the growth or contraction of a particular technology’s wireless subscribers and the usage as measured in minutes of use.

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

Demand could be adversely affected by carrier consolidation, because consolidation can result in duplicative coverage and excess network capacity. Several carriers have announced plans to eliminate cell sites as a result of consolidation. These carriers may seek early termination of leases where permitted (upon payment of a penalty up to one year of rent), or elect not to renew leases at the end of their terms. As a result of these mergers, network consolidations by these tenants could adversely impact tenant lease revenues at some of our sites.

In October 2004, Cingular merged with AT&T Wireless and subsequently announced plans to eliminate approximately 7,000 of its cell sites as part of the integration of the two networks. As of June 30, 2006, 312 of our sites are occupied by both Cingular and AT&T Wireless and the combined site revenues from Cingular and AT&T Wireless on these sites were approximately $3.1 million and $6.6 million for the three months and six months ended June 30, 2006, respectively. During the first half of 2006 we received notices of lease termination or non-renewal from Cingular and AT&T Wireless, which have effective dates from 2006 through 2016, and which represent over that 10 year period total monthly lease revenues of approximately $400,000. We expect to receive additional notices of termination or non-renewal during the remainder of 2006 as Cingular and AT&T Wireless continue their network rationalization. In many cases, lease termination requires Cingular to pay us a penalty. We also continue to lease additional space on our towers to Cingular and new lease revenues from Cingular continue to exceed the amount of lease terminations that will be effective during 2006.

Sprint merged with Nextel Communications and other affiliates in August 2005. As of June 30, 2006, 1,382 of our sites are occupied by both Sprint and Nextel and the combined site revenues from Sprint and Nextel on these sites were approximately $14.1 million and $28.1 million for the three and six months ended June 30, 2006, respectively. We have not experienced any significant churn from Sprint-Nextel during 2006, but Sprint-Nextel has publicly discussed possible network rationalization in the future, which could result in a reduction of our revenues. In August 2005, Alltel completed its purchase of Western Wireless. As of June 30, 2006, none of our sites are occupied by both Alltel and Western Wireless. In November 2004, Arch Wireless merged with Metrocall Holdings, Inc. to form USA Mobility, our largest paging customer. Both customers offer paging services throughout the United States and consequently have duplicate coverage in most markets. Our revenue from USA Mobility has declined substantially and we expect it will continue to decline. Under our master lease with USA Mobility entered into in July 2005, the fixed monthly fee for transmitters located on our sites decreases periodically over time from approximately $1.35 million for July 2006 to approximately $1.0 million per month in 2008.

The demand for communications site space by government entities will be driven by the agencies’ demand for new digital networks to communicate with other government agencies as well as their ability to gain funding for such networks.

Our growth opportunities are primarily organic growth on our existing towers and acquiring additional towers on which our wireless customers may seek to locate their equipment, thereby growing our overall tenant base. Since November 2002, our number of wireless communication sites has grown from approximately 3,300 to approximately 11,000 at June 30, 2006, primarily as a result of our acquisition strategy. See ‘‘Acquisitions and Dispositions of Communications Sites’’ below. A key component of our growth strategy is our capital management strategy, which supports the financing of our tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using additional equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. For example, in February 2006, we issued $1.55 billion in mortgage loans to provide fixed rate financing for the Sprint Transaction (as defined below) and other tower acquisitions completed since April 2005, and to refinance our February 2004 mortgage loan. Prior to financing newly acquired towers using mortgage-backed securities, our current strategy is to finance communications sites we acquire on a short-term basis through cash on hand, cash remaining from the February 2006 mortgage loan, or short term acquisition credit facilities.

Our current growth strategy, which is in part based on a new site acquisition strategy, reflects (1) our strategy to finance our new tower acquisitions using a capital structure which uses low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities combined with proceeds from equity offerings, (2) our strategy to buy tower assets with in-place telephony, government or investment grade tenants where we believe there is a high likelihood of multiple lease renewals, (3) our underwriting process which is generally designed to allow us to evaluate and price acquisitions based on their current yield and on the asset and tenant attributes and location of the asset and (4) our focus on integrating, maintaining and operating the assets we acquire efficiently and effectively.

The primary factors affecting our determination of the value of a communications site are the cash flows of the site, its location, competitive structures in the immediate area, tenant base, tenant credit quality and zoning restrictions. While we also have communications sites located in Canada and the United Kingdom, our communications sites are primarily located in the United States. The locations of our sites are diverse and include sites along active transportation corridors, in dense urban centers and in growing suburban communities. We also have a diverse tenant base, which includes large and small wireless service providers, government agencies, and operators of private communication networks. The credit quality of our tenants varies greatly from investment grade credits to significantly lesser credits, including small independent operators.

Acquisitions and Dispositions of Communications Sites

Our financial results are impacted by the timing, size and number of acquisitions and dispositions we complete in a period. For the first half of 2006, we acquired 18 communication sites for $7.1 million, including fees and expenses. In addition, we routinely review and dispose of under-performing sites which are not compatible with our strategy. As of June 30, 2006, we had 113 sites held for sale.

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

We have experienced a substantial reduction in our communications sites acquisition activity since the third quarter of 2005. We have not acquired large portfolios recently primarily because the asking prices of available portfolios have risen substantially in the past twelve months and the anticipated yields on the potential acquisitions have fallen below our underwriting standards.

For the first half of 2006, we invested an additional $38.1 million, including fees and expenses, to acquire a fee interest or permanent or long-term easement under 271 communications towers where we previously had a leasehold interest in the land. As of June 30, 2006, we have executed definitive agreements and non-binding letters of intent with other parties to acquire an additional 10 communications sites and 139 fee interest or long-term easements, for an aggregate purchase price of approximately $34.1 million, including estimated fees and expenses. We are in the process of performing due diligence on the communications sites under non-binding letters of intent and negotiating definitive agreements. Subsequent to June 30, 2006, we completed the acquisition of one communication site.

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

Typically, our tenant lease agreements are specific to a site, are for terms of one to ten years and are renewable for multiple pre-determined periods at the option of the tenant. Rents under tenant leases are generally due to us on a monthly basis, and revenues from each agreement are recognized monthly. These agreements typically contain fixed-price annual escalation clauses. Rental revenues are recognized in our financial statements on a straight-line basis over the contractual term of the agreements without consideration of customer renewal options.

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, radio and television broadcast and wireless data. For the three months ended June 30, 2006 and 2005, our revenue mix for the primary technology categories was as follows:

	Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
Tenant Technology Type	2006	2005	2006	2005
Telephony (PCS, Cellular, ESMR)	79.7%	67.2%	79.7%	61.1%
Mobile radio	9.0%	14.6%	9.1%	17.0%
Paging	5.9%	11.4%	5.9%	13.8%
Broadcast	3.4%	4.5%	3.4%	5.3%
Wireless data and other	2.0%	2.3%	1.9%	2.8%
Total	100.0%	100.0%	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not own the land or have a fully prepaid interest in the land at the site), utilities, property and ad valorem taxes, insurance and site maintenance costs. Many of our ground lease agreements contain escalation clauses which are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For ground leases with escalation clauses based on a fixed percentage rate, ground rental expenses are recognized in our financial statements on a straight-line basis over the shorter of (i) the contractual term of the lease agreement assuming we exercise all of the renewal options or (ii) the time period through the first renewal option period ending after the later of (a) the maximum lease term including renewals of our tenant leases which were in place or which we anticipated being in place at the date we entered into the ground lease or acquired the communications site or (b) the end of the depreciable life of the assets located on the leased property.

Costs such as property management, site operations and contract administration are included in selling, general and administrative expenses as described below. The costs of operating an owned site generally do not increase significantly as we add additional tenants unless we need to acquire additional land underneath a tower to accommodate a new tenant or share a portion of tenant revenue with the landlord. The loss of any tenant on an owned site does not significantly reduce the costs associated with operating that site; and as a result, the lost lease revenues will reduce cash flows and gross margin from that site. Fluctuations in our gross margins on owned sites are directly related to changes in our tenant lease revenues and any costs of acquiring additional land underneath a tower. For managed sites, we typically pay the site owner either a fixed fee, a percentage of revenues or a combination of a fixed fee plus a percentage of revenues. In instances where we pay the landlord a percentage of revenues, changes in revenues result in an increase or decrease, as applicable, in our communications site operating expenses.

Selling, general and administrative expenses consist of five major components: (1) sales, marketing and tower leasing; (2) property management and site operations; (3) contracts administration; (4) business development including acquisitions and new builds and (5) administrative support, including legal, human resources, finance, accounting, and information technology.

Results of Operations

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

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

	Three Months Ended June 30,
	2006		2005		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$122,467	100.0%	$77,557	100.0%	$44,910	57.9%
Direct site operating expenses (excluding depreciation,
amortization and accretion)	56,872	46.5%	30,133	38.9%	26,739	88.7%
Selling, general and administrative (including $4,867 and $972 of non-cash stock-based compensation expense, respectively)	16,827	13.7%	9,398	12.1%	7,429	79.0%
Sprint sites integration costs	192	0.2%	3,164	4.1%	(2,972)	(93.9%)
State franchise, excise and minimum taxes	263	0.2%	157	0.2%	106	67.5%
Depreciation, amortization and accretion	42,638	34.8%	28,351	36.5%	14,287	50.4%
	116,792	95.4%	71,203	91.8%	45,589	64.0%
Operating income	5,675	4.6%	6,354	8.2%	(679)	(10.7%)
Interest expense, net	22,415	18.3%	15,538	20.0%	6,877	44.3%
Loss on early extinguishment of debt	—	0.0%	461	0.6%	(461)	N/A
Other expense (income)	(1)	(0.0%)	21	0.1%	(22)	N/A
Income (loss) from continuing operations before income tax benefit (expense)	(16,739)	(13.7%)	(9,666)	(12.5%)	(7,073)	(73.2%)
Income tax benefit (expense)	(2)	(0.0%)	(16)	(0.0%)	14	(87.5%)
Income (loss) from continuing operations	(16,741)	(13.7%)	(9,682)	(12.5%)	(7,059)	(72.9%)
Income (loss) from discontinued operations	(173)	(0.1%)	377	0.5%	(550)	N/A
Income (loss) before loss on sale of properties	(16,914)	(13.8%)	(9,305)	(12.0%)	(7,609)	(81.8%)
Loss on sale of properties	(56)	(0.1%)	(119)	(0.2%)	63	(52.9%)
Net income (loss)	$(16,970)	(13.9%)	$(9,424)	(12.2%)	$(7,546)	(80.1%)

Revenues

Our revenues increased $44.9 million, or 57.9%, for the quarter ended June 30, 2006 as compared to the prior year quarter, primarily as a result of the Sprint Transaction and the acquisition of other communications sites since April 1, 2005. During the three months ended June 30, 2006 and 2005, $63.3 million and $22.1 million, respectively, of our revenue was generated from the Sprint Towers. We also experienced growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased to 79.7% for the three months ended June 30, 2006, from 67.2% for the three months ended June 30, 2005, primarily as a result of acquisitions and organic growth in our telephony revenues. Revenues from Sprint and Cingular Wireless comprised 38.3% and 15.7%, respectively, of our revenues for the quarter ended June 30, 2006.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $26.7 million primarily due to direct site operating expenses associated with the Sprint Towers along with other communication sites we have acquired since April 1, 2005. These increases were partially offset by decreased rent expense associated with our purchase of land under our towers, which we had previously leased. As a percentage of revenues, our direct site operating expenses increased to 46.5% of revenues for the three months ended June 30, 2006, from 38.9% of revenues for the three months ended June 30, 2005, primarily due to the Sprint Towers, which have lower tenant revenues per tower and higher ground rent expense as a percentage of revenue.

Selling, general and administrative

Our selling, general and administrative expenses increase of $7.4 million was primarily attributable to (i) increases in personnel related expenses along with occupancy and other costs associated with the increase in our corporate staff necessary to manage our growth primarily related to the addition of the Sprint Towers, (ii) an increase in non-cash stock-based compensation expense from stock grants to executives in the second quarter of 2006 and (iii) increased professional fees related to a significant number of IT system remediation and improvement projects. As a percentage of revenues, our selling, general and administrative expenses increased to 13.7% of revenues for the three months ended June 30, 2006, from 12.1% of revenues for the three months ended June 30, 2005 primarily due to the increase in non-cash stock-based compensation discussed above.

Sprint integration costs

For the three months ended June 30, 2006, $0.2 million of costs were incurred in relation to the integration of the Sprint Towers into our operations versus $3.2 million during the three months ended June 30, 2005. The integration was completed in the second quarter of 2006.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $14.3 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, was primarily due to the Sprint Towers and other communication sites we have acquired since April 1, 2005.

Interest expense, net

Our net interest expense increase of $6.9 million is related to debt to finance the Sprint Towers and other communication sites we have acquired since April 1, 2005. Interest expense in the second quarter of 2006 is net of interest income earned and three months of amortization of derivative settlement gains recorded in accumulated other comprehensive income and deferred debt costs related to the February 2006 mortgage loan.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

	Six Months Ended June 30,
	2006		2005		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$243,462	100.0%	$131,587	100.0%	$111,875	85.0%
Direct site operating expenses (excluding depreciation,
amortization and accretion)	110,227	45.3%	46,185	35.1%	64,042	138.7%
Selling, general and administrative (including $1,290 and $4,857 of non-cash stock-based compensation expense, respectively)	27,926	11.5%	16,153	12.2%	11,773	72.9%
Sprint sites integration costs	446	0.2%	3,164	2.4%	(2,718)	(85.9%)
State franchise, excise and minimum taxes	788	0.3%	332	0.3%	456	137.3%
Depreciation, amortization and accretion	86,920	35.7%	45,804	34.8%	41,116	89.8%
	226,307	93.0%	111,638	84.8%	114,669	102.7%
Operating income	17,155	7.0%	19,949	15.2%	(2,794)	(14.0%)
Interest expense, net	47,062	19.3%	25,739	19.6%	21,323	82.8%
Gain on derivative instruments	(176)	(0.1%)	—	0.0%	(176)	N/A
Loss on early extinguishment of debt	21,102	8.7%	461	0.4%	20,641	N/M
Other expense (income)	43	0.0%	(82)	(0.1%)	125	N/A
Income (loss) from continuing operations before income tax benefit (expense)	(50,876)	(20.9%)	(6,169)	(4.7%)	(44,707)	N/M
Income tax benefit (expense)	(40)	(0.0%)	509	0.4%	(549)	N/A
Income (loss) from continuing operations	(50,916)	(20.9%)	(5,660)	(4.3%)	(45,256)	N/M
Income (loss) from discontinued operations	(517)	(0.2%)	270	0.2%	(787)	N/A
Income (loss) before loss on sale of properties	(51,433)	(21.1%)	(5,390)	(4.1%)	(46,043)	N/M
Loss on sale of properties	(623)	(0.3%)	(138)	(0.1%)	(485)	N/M
Net income (loss)	$(52,056)	(21.4%)	$(5,528)	(4.2%)	$(46,528)	N/M

Revenues

Our revenues increased $111.9 million, or 85.0%, for the six months ended June 30, 2006 as compared to the prior year six month period, primarily as a result of the Sprint Transaction and the acquisition of other communications sites since April 1, 2005. During the six months ended June 30, 2006 and 2005, $125.5 million and $22.1 million, respectively, of our revenue was generated from the Sprint Towers. We also experienced growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total site revenues increased to 79.7% for the six months ended June 30, 2006, from 61.1% for the six months ended June 30, 2005, primarily as a result of acquisitions and organic growth in our telephony revenues. Revenues from Sprint and Cingular Wireless comprised 38.4% and 15.6%, respectively, of our revenues for the six months ended June 30, 2006.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $64.0 million primarily due to direct site operating expenses associated with the Sprint Towers along with other communication sites we have acquired since April 1, 2005. These increases were partially offset by decreased rent expense associated with our purchase of various interests in parcels of land in fee simple or other long-term easements, which we had previously leased. As a percentage of revenues, our direct site operating expenses increased to 45.3% of revenues for the six months ended June 30, 2006, from 35.1% of revenues for the six months ended June 30, 2005, primarily due to the Sprint Towers, which have lower tenant revenues per tower and higher ground rent expense as a percentage of revenue.

Selling, general and administrative

Our selling, general and administrative expenses increase of $11.8 million was primarily attributable to (i) increases in personnel-related expenses along with occupancy and other costs associated with the increase in our corporate staff necessary to manage our growth primarily related to the addition of the Sprint Towers, (ii) an increase in non-cash stock-based compensation expense from stock grants to executives in the second quarter of 2006 and (iii) increased professional fees related to a significant number of IT system remediation and improvement projects. As a percentage of revenues, our selling, general and administrative expenses declined to 11.5% of revenues for the six months ended June 30, 2006, from 12.2% of revenues for the six months ended June 30, 2005.

Sprint integration costs

For the six months ended June 30, 2006, $0.4 million of costs were incurred in relation to the integration of the Sprint Towers into our operations versus $3.2 million during the six months ended June 30, 2005. The integration was completed in the second quarter of 2006.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $41.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, was primarily due to the Sprint Towers and other communication sites we have acquired since April 1, 2005.

Interest expense, net

Our net interest expense increase of $21.3 million is related to debt to finance the Sprint Towers and other communication sites we have acquired since April 1, 2005. Interest expense in the first half of 2006 is net of interest income earned and four months of amortization of derivative settlement gains recorded in accumulated other comprehensive income and deferred debt costs related to the February 2006 mortgage loan.

Loss on early extinguishment of debt

Our loss on early extinguishment of debt of $21.1 million for the first half of 2006 results from the payoff of the February 2004 mortgage loan, the Sprint bridge loan and the $200.0 million acquisition credit facility with a portion of the proceeds from our February 2006 mortgage loan. The loss was comprised of a $7.0 million prepayment penalty relating to the February 2004 mortgage loan, $10.7 million of deferred debt costs relating to all three loans and a $3.4 million write-off of accumulated other comprehensive loss relating to the 2003 interest rate swaps that were used to hedge the February 2004 mortgage loan.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, tower acquisitions, ground acquisitions, construction costs for occasional new tower builds and tower augmentations, other capital expenditures and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash on hand, cash generated from operating activities and the $114.5 million of net proceeds from our February 2006 mortgage loan.

February 2006 Mortgage Loan

On February 28, 2006, three of our wholly owned special purpose entities, Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC (and its 13 subsidiaries), borrowed $1.55 billion under three mortgage loans made payable to Global Signal Trust III that issued $1.55 billion in commercial mortgage pass-through certificates, to provide fixed-rate financing for the Sprint Towers and communications sites we acquired since April 2005, and to refinance the February 2004 mortgage loan. The borrowers and their direct parent, Global Signal Holdings V LLC, are separate legal entities from Global Signal Inc. with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its affiliates. We have continued to consolidate our subsidiaries, but have not consolidated Global Signal Trust III into our financial statements. Interest accrues on the mortgage loan at a weighted average fixed rate per annum of approximately 5.7%. The February 2006 mortgage loan requires monthly payments of interest until its contractual repayment date in February 2011. The February 2006 mortgage loan is secured by, among other things, (1) mortgage liens on the borrowers’ interests (fee, leasehold or easement) in over 80% of their communications sites, (2) a security interest in substantially all of the borrowers’ personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the borrowers (including a pledge of the capital stock of Pinnacle Towers LLC, Global Signal Acquisitions LLC and Global Signal Acquisitions II LLC from its direct parent, Global Signal Holdings V LLC).

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

The borrowers may not prepay the February 2006 mortgage loan in whole or in part at any time prior to February 28, 2008, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the February 2006 mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the February 2011 monthly payment date, no prepayment consideration is due.

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

We used the proceeds as follows:

•	$850.0 million to repay the debt outstanding under our $850.0 million bridge loan that was incurred in connection with the Sprint Transaction. As a result of this repayment, we wrote off as a loss on early extinguishment of debt unamortized deferred financing cost of approximately $1.0 million;

•	$402.7 million to repay debt on the then-outstanding borrowings under the February 2004 mortgage loan. In the first quarter of 2006 we wrote off as a loss on early extinguishment of debt unamortized deferred financing cost of approximately $9.5 million, approximately $3.4 million of accumulated other comprehensive loss related to the 2003 interest rate swaps and a pre-payment penalty of $7.0 million;

•	$151.8 million to repay the debt outstanding under the acquisition credit facility. Upon repayment, we also terminated our ability to make future draws under the acquisition credit facility. As a result, we wrote off as a loss on early extinguishment of debt unamortized deferred financing cost of approximately $0.2 million; and

•	$145.5 million to pay estimated expenses of approximately $14.0 million, to fund increased impositions and reserves related to the February 2006 mortgage loan of approximately $10.0 million, to pay the $7.0 million prepayment penalty related to the February 2004 mortgage loan refinancing, to provide funds of approximately $114.5 million to acquire additional communications sites and additional fee interests or long-term easements for the ground under our communications sites, and to provide working capital.

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

We may not prepay the December 2004 mortgage loan in whole or in part at any time prior to December 7, 2006, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the communications sites securing the December 2004 mortgage loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the December 2009 monthly payment date, no prepayment consideration is due.

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

At June 30, 2006 and December 31, 2005, there were no balances outstanding under the revolving credit facility. Interest on the $15.0 million revolving credit facility is payable, at Global Signal OP’s option, at either LIBOR plus 3.0% or the bank’s base rate plus 2.0%. Interest is payable at the end of the interest period or at the time of principal repayments. Principal on the revolving credit facility may be paid, in whole or in part, at any time and must be repaid by the loan maturity date, December 1, 2006.

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

Internal Control over Financial Reporting

As of December 31, 2005, we had two material weaknesses in our internal controls over financial reporting. To remediate these material weaknesses, we will spend an estimated $12 million during 2006 and 2007 which will either be expensed as additional selling, general and administrative expense or capitalized as fixed assets, including costs related to (i) computer system enhancements, and the replacement of our lease administration system, (ii) data revalidation and (iii) redesigning processes and controls.

Cash Flows

Net cash flows provided by operating activities were $61.3 million for the six months ended June 30, 2006, compared to $38.8 million for the six months ended June 30, 2005. The increase of $22.5 million of net cash provided by operating activities is primarily the result of cash flow from the communication sites acquired since April 1, 2005.

Net cash flows used in investing activities were $63.7 million for the six months ended June 30, 2006 compared to $1.29 billion for the six months ended June 30, 2005. Investing activities for the six months ended June 30, 2006 consists of the acquisition of 18 communications sites for $7.1 million, including fees and expenses. Also, during the six months ended June 30, 2006, we acquired 271 parcels of land, in fee simple title or under long-term easements, which we had previously leased from the sellers, for a total purchase price of $38.1 million, including fees and expenses. Restricted cash increased $8.5 million as a result of the February 2006 mortgage loan requirements.

Investing activities for the six months ended June 30, 2005 consisted primarily of (1) the acquisition of 6,553 communications sites from Sprint for approximately $1.2 billion, including fees and expenses, and (2) the acquisition of 450 communication sites in unrelated transactions for $134.3 million, including fees and expenses, which were funded from the acquisition line of credit, the Sprint bridge loan, our equity issuance and cash in our site acquisition reserve account established with a portion of the net proceeds from our December 2004 mortgage loan. During the six months ended June 30, 2005, we also acquired 31 parcels of land, in fee simple title and ten under long-term easements, which we had previously leased from the sellers, for a total purchase price of $3.9 million, including fees and expenses. Additionally, $54.6 million was provided by restricted cash to fund the Sprint Transaction deposit and used to fund certain communications site acquisitions during the six months ended June 30, 2005.

Capital expenditures were $10.2 million for the six months ended June 30, 2006, compared to $5.6 million for the six months ended June 30, 2005. The capital expenditures for these two periods primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements. The increase year-over-year is due to the acquisition of the Sprint Towers.

Net cash flows provided by financing activities were $97.1 million for the six months ended June 30, 2006 and consisted of (1) $1.55 billion borrowing under the February 2006 mortgage loan, (2) $33.8 million payment received from the termination of the 2005 interest rate swaps and (3) $3.4 million from the issuance of common stock. This was in part offset by (1) $850.0 million to repay the debt outstanding under our bridge loan that was incurred in connection with the Sprint Transaction, (2) $404.1 million to repay debt under the February 2004 mortgage loan, (3) $151.8 million to repay the debt outstanding under the acquisition credit facility, and (4) payment of $71.4 million in ordinary dividends.

Net cash flows provided by financing activities were $1.3 billion for the six months ended June 30, 2005 and consisted of (1) $850.0 million in borrowings under the Sprint bridge financing, (2) $74.8 million borrowed under our acquisition credit facility, and (3) $437.3 million in proceeds from the issuance of our common stock. These were partially offset by $41.8 million in ordinary dividends paid.

Contractual Commitments

As of June 30, 2006, we signed master services agreements with Stratos VSAT, Inc. and Hark Tower Systems, Inc. which require us to purchase approximately $6.5 million in satellite data monitoring equipment. As of June 30, 2006, we purchased $4.9 million of equipment under these commitments. As of June 30, 2006, we signed an agreement with Intuit, Inc. to purchase and install lease and asset management software. The amount of the purchase commitment is $1.2 million of which $0.2 million has been paid. As of June 30, 2006, we also had outstanding purchase agreements to acquire three communications sites from various sellers for a total estimated purchase price of $4.2 million, including estimated fees and expenses, and 139 land parcels for $22.2 million, including estimated fees and expenses. As of June 30, 2006, we also had letters of intent to purchase seven additional communications sites for approximately $7.7 million, including estimated fees and expenses. Subsequent to June 30, 2006, we completed the acquisition of one communication site.

Sprint Purchase Price Adjustment

As part of the Sprint Agreement, Sprint agreed to refund us a portion of the upfront rental payment if an agreed-upon portion of the Sprint Towers did not qualify as financeable sites, within one year of the closing of the Sprint Transaction. We agreed to use commercially reasonable efforts to convert Sprint Towers which did not qualify as financeable sites into financeable sites by May 26, 2006. As of May 26, 2006, less than the agreed-upon allocated purchase price value for the Sprint Towers qualified as financeable sites and we received an upfront rental payment refund of $3.1 million in July 2006.

Critical Accounting Policies and Estimates

New Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based-Payments, on a modified prospective transition method to account for our employee stock options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123(R). Prior period results are not restated. In connection with the adoption of SFAS No. 123(R), we reclassified $1.1 million of deferred compensation expense, which relates entirely to unvested restricted stock, to additional paid-in capital as of January 1, 2006. There was no impact to earnings from adopting SFAS No. 123(R). Prior to adopting SFAS No. 123(R) as part of a restructuring of compensation, we amended a former officer's option agreement to cancel options relating to 35,875 shares with an exercise price of $8.53 per share and options relating to 107,625 shares with an exercise price of $18.00 per share, and accelerated vesting of options relating to 46,125 shares with an exercise price of $8.53 per share and options relating to 138,375 shares with an exercise price of $18.00 per share. As of June 30, 2006, total unearned compensation on stock-based awards was $15.4 million and the weighted average vesting period is 2.9 years.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This standard must be adopted as of January 1, 2007. We anticipate that this standard will have an immaterial effect on our financial statements due to the fact that as a REIT our income taxes are immaterial.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are not exposed to market risks from changes in interest rates charged on our outstanding debt as the interest rates on our debt are fixed. We had no outstanding variable rate debt under our Revolving Credit Agreement at June 30, 2006.

The following table presents the future principal payment obligations and weighted-average interest rates at June 30, 2006 associated with our existing debt instruments using our actual level of indebtedness of $0.7 million under capital leases to finance computer software and $1.84 billion under our mortgage loans issued on February 28, 2006 and December 7, 2004.

	Weighted Average Interest Rate		Future Principal Payment Obligations — Twelve Months Ended June 30,
		Total	2007	2008	2009	2010	2011
			($ in thousands)
Fixed rate:
February 2006 mortgage loan	5.7	$1,550,000	$—	$—	$—	$—	$1,550,000
December 2004 mortgage loan	4.7	293,825	—	—	—	293,825	—
Capital lease obligations	9.5	673	496	140	18	19	—
Total fixed rate debt		1,844,498	$496	$140	$18	$293,844	$1,550,000

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

Management believes the material weaknesses identified and reported for the year ended December 31, 2005, described in our Annual Report on Form 10-K, were primarily a result of the implementation of a new lease administration system, the effort required to effectively integrate and account for the Sprint Transaction and other acquisitions, and the tenure of our financial accounting and reporting staff. We have begun implementing changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken, or intend to take, to remediate the material weaknesses identified as of December 31, 2005:

•	Improving processes and controls to re-validate key data in the lease administration system, and subsequent changes thereto

•	Establishing processes and controls to revise and test detail calculations in the lease administration system and subsequent changes thereto, with respect to straight-line and other amortization or accretion

•	Developing exception reports to allow accounting personnel to more effectively monitor and detect errors in certain account balances

•	Reorganizing certain accounting functions and increasing the number of financial accounting personnel and management

•	Undertaking a project to replace the Company’s current lease administration system

•	Hiring an experienced Chief Information Officer to help oversee the system enhancements required to remediate the control weaknesses.

Although we have already taken some of the steps above to remediate these material weaknesses, further action is required to remediate the material weaknesses including further additions to the accounting staff, enhancements to our existing lease administration system, and the development and implementation of enhanced processes and controls. We hired a new Chief Information Officer who began work in April 2006. Our management and Audit Committee continue to monitor closely the continuing progress under our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing are subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting. To address the internal control weaknesses in 2006, the Company performed other procedures to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation or unasserted claims of which we have knowledge will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A.    Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, includes a description of our risk factors. The information set forth below updates those risk factors and should be read in conjunction with the risk factors and other information set forth in that Annual Report on Form 10-K.

Chairman of the Board, Chief Executive Officer and President.

Effective May 10, 2006, our former Chief Executive Officer, President and Chairman of the Board of Directors, Wesley R. Edens, resigned from his positions as our Chief Executive Officer and President in connection with Jerry V. Elliott joining Global Signal and being appointed Chief Executive Officer and President, and a director of the company. Mr. Edens remains Chairman of the Board.

We had previously disclosed as a risk factor that because of his positions with several companies, including being Chairman of the Management Committee of Fortress, Mr. Edens, as our CEO and President, may not have been able to devote sufficient time to the management of our business operations. This is no longer a risk factor, as Mr. Edens no longer serves as our CEO and President.

We have experienced high employee turnover.

In our Form 10-K for the year ended December 31, 2005, we listed as a risk factor the fact that we have experienced high employee turnover during 2005, including substantial turnover in our management. Since the filing of that Form 10-K, our former Chief Financial Officer and former Chief Operating Officer each resigned. Since April 2006, we have hired a new Chief Executive Officer and President, a new Chief Financial Officer, a new Chief Information Officer and a new Executive Vice President, Operations. If we fail to attract and retain additional qualified and skilled personnel or fail to retain these persons, our ability to conduct our business operations effectively, remediate weaknesses in internal controls and our overall operating results could be harmed.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of Global Signal common stock are deemed to have been repurchased during the quarter. During the three months ended June 30, 2006, 32,045 shares of restricted stock were forfeited to us by employees.

(i)	The Revolving Credit Agreement restricts the ability of Global Signal OP to make distributions except: (i) distributions in cash or other property to the extent required to satisfy the REIT Distribution Requirement (as defined in the Revolving Credit Agreement), and (ii) so long as no event of default then exists or would result, (1) equity distributions as consideration for a merger, so long as no event of default then exists or will result, of Global Signal OP, or one of its subsidiaries, into Global Signal Inc. or a subsidiary of Global Signal Inc., (2) in addition to and without duplication of dividends paid under clause (i) above, ordinary quarterly dividends to the holders of capital stock of the Global Signal OP in an amount reasonably comparable to ordinary quarterly dividends customarily declared (including increases in such dividends consistent, in terms of the percentage of such increase, with past practices) by the board of directors of Global Signal Inc., and (3) distributions of cash to the extent necessary to pay the ordinary operating expenses of Global Signal Inc., provided that the aggregate amount of such distributions from December 3, 2004 shall not exceed $2.0 million.

(ii)	Our mortgage loans may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio would require excess cash flows, that could be used to pay dividends, be used to repay outstanding principal due under the mortgage loans.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 18, 2006, the shareholders of Global Signal Inc. elected two Class I directors for a term expiring in 2009. The votes cast ‘‘For’’ and ‘‘Against/Withheld’’ on this matter were as follows:

	Votes Cast For	Votes Cast Against/Withheld
Election of Directors
David Abrams	67,605,883	333,968
Howard Rubin	67,477,997	461,854

The terms of office of the following directors continued after the annual meeting: Messrs. Edens, Elliott, Niehaus, Gidel, Jacobs and Whiting.

Item 5.    Other Information

None

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2005).
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004).
4.2	Amended and Restated Investor Agreement dated as of March 31, 2004 among Global Signal Inc., Fortress Pinnacle Acquisition LLC, Greenhill Capital Partners, L.P., and its related partnerships named therein, and Abrams Capital Partners II, L.P. and certain of its related partnerships named therein, and other parties named therein (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).
4.3	Warrant Agreement between Pinnacle Holdings Inc. and Wachovia Bank, N.A., dated November 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004).
4.4	Warrant Agreement between Global Signal Inc. and American Stock Transfer Company, dated as of February 13, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed on March 16, 2006).
10.1	Employment Agreement, dated April 9, 2006, by and between Jerry V. Elliott and Global Signal Services LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 10-K, filed on April 12, 2006).*
10.2	Employment Agreement, dated April 5, 2006, by and between Steven G. Osgood and Global Signal Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 10-K, filed on April 12, 2006).*
10.3	Restricted Shares Award Agreement, dated April 9, 2006, by and between Global Signal Inc. and Jerry V. Elliott (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 10-K, filed on April 12, 2006).*
10.4	Restricted Shares Award Agreement, dated April 5, 2006, by and between Global Signal Inc. and Steven G. Osgood (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 10-K, filed on April 12, 2006).*
10.5	Form of Restricted Shared Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 5, 2006).*
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Signal Inc. Registrant
By:	/s/ Steven G. Osgood Steven G. Osgood Duly Authorized Officer, Executive Vice President and Chief Financial Officer
Dated:	August 8, 2006