Form 10-Q
period 2006-09-30
GLOBAL SIGNAL INC
filed 2006-11-06
CIK 1278382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At October 25, 2006, Registrant had outstanding 70,225,656 shares of $0.01 par value common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL SIGNAL INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$123,598	$47,793
Accounts receivable, less allowance for doubtful accounts of $1,920 and $1,559, respectively	7,661	2,360
Prepaid expenses and other current assets	39,960	36,930
Interest rate swap asset, at fair value	—	22,609

Total current assets	171,219	109,692
Restricted cash	31,070	20,232
Fixed assets, net of accumulated depreciation of $276,778 and $174,917, respectively	1,661,115	1,681,755
Intangible assets:
Goodwill	10,610	10,610
Leasehold interests, net of accumulated amortization of $15,134 and $12,811, respectively	5,002	8,084
Lease absorption value, net of accumulated amortization of $75,926 and $53,229, respectively	372,792	395,391
Lease origination value, net of accumulated amortization of $2,703 and $1,669, respectively	22,354	23,638
Deferred debt issuance costs, net of accumulated amortization of $3,564 and $10,943, respectively	15,119	16,870
Other assets	37,725	22,540

	$2,327,006	$2,288,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,515	$20,299
Accrued expenses	27,119	22,266
Dividend payable	36,867	34,304
Deferred revenue	36,690	21,307
Current portion of long-term debt	413	538

Total current liabilities	120,604	98,714
Long-term debt, net of current portion	1,843,936	1,693,058
Other liabilities	65,783	43,851

Total liabilities	2,030,323	1,835,623

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 70,222,876 shares issued and outstanding at September 30, 2006, and 68,608,725 shares issued and outstanding at December 31, 2005	703	686
Additional paid-in capital	375,094	476,388
Treasury stock, at cost, 29,327 shares at September 30, 2006 and 0 shares at December 31, 2005	(1,463)	—
Deferred stock-based compensation	—	(1,055)
Accumulated other comprehensive income	29,336	20,800
Accumulated deficit	(106,987)	(43,630)

Total stockholders’ equity	296,683	453,189

	$2,327,006	$2,288,812

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

GLOBAL SIGNAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
Revenues	$127,761	$116,131
Direct site operating expenses (excluding depreciation, amortization and accretion)	55,461	53,166

Gross margin	72,300	62,965

Other expenses:
Selling, general and administrative (including $760 and $270 of non-cash stock-based compensation expense, respectively)	15,214	10,520
Sprint sites integration costs	—	2,222
State franchise, excise and minimum taxes	302	159
Depreciation, amortization and accretion	44,519	41,855

	60,035	54,756

Operating income	12,265	8,209
Interest expense, net	22,669	24,608
Gain on derivative instruments	—	(2,024)
Other expense (income)	72	(29)

Loss from continuing operations before income tax benefit	(10,476)	(14,346)
Income tax benefit	14	55

Loss from continuing operations	(10,462)	(14,291)
Loss from discontinued operations	(59)	(702)

Loss before loss on sale of properties	(10,521)	(14,993)
Loss on sale of properties	(780)	(448)

Net loss	$(11,301)	$(15,441)

Basic loss per common share:
Loss from continuing operations	$(0.15)	$(0.21)
Loss from discontinued operations	—	(0.01)
Loss on sale of properties	(0.01)	(0.01)

Net loss	$(0.16)	$(0.23)

Diluted loss per common share:
Loss from continuing operations	$(0.15)	$(0.21)
Loss from discontinued operations	—	(0.01)
Loss on sale of properties	(0.01)	(0.01)

Net loss	$(0.16)	$(0.23)

Dividends declared per common share	$0.525	$0.500

Weighted average number of common shares outstanding:
Basic	69,863	68,428

Diluted	69,863	68,428

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

GLOBAL SIGNAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Revenues	$371,223	$247,718
Direct site operating expenses (excluding depreciation, amortization and accretion)	165,688	99,352

Gross margin	205,535	148,366

Other expenses:
Selling, general and administrative (including $5,617 and $1,560 of non-cash stock-based compensation expense, respectively)	43,140	26,674
Sprint sites integration costs	446	5,385
State franchise, excise and minimum taxes	1,090	490
Depreciation, amortization and accretion	131,439	87,659

	176,115	120,208

Operating income	29,420	28,158
Interest expense, net	69,731	50,347
Gain on derivative instruments	(176)	(2,024)
Loss on early extinguishment of debt	21,102	461
Other expense (income)	115	(111)

Loss from continuing operations before income tax benefit (expense)	(61,352)	(20,515)
Income tax benefit (expense)	(26)	564

Loss from continuing operations	(61,378)	(19,951)
Loss from discontinued operations	(576)	(432)

Loss before loss on sale of properties	(61,954)	(20,383)
Loss on sale of properties	(1,403)	(586)

Net loss	$(63,357)	$(20,969)

Basic loss per common share:
Loss from continuing operations	$(0.88)	$(0.33)
Loss from discontinued operations	(0.01)	(0.01)
Loss on sale of properties	(0.02)	(0.01)

Net loss	$(0.91)	$(0.35)

Diluted loss per common share:
Loss from continuing operations	$(0.88)	$(0.33)
Loss from discontinued operations	(0.01)	(0.01)
Loss on sale of properties	(0.02)	(0.01)

Net loss	$(0.91)	$(0.35)

Dividends declared per common share	$1.575	$1.350

Weighted average number of common shares outstanding:
Basic	69,685	60,132

Diluted	69,685	60,132

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

GLOBAL SIGNAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Comprehensive Loss	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	68,608,725	$686	$476,388	$—	$(1,055)		$20,800	$(43,630)	$453,189
Comprehensive loss:
Net loss						$(63,357)		(63,357)	(63,357)
Foreign currency translation adjustment						715	715		715
Change in fair value of derivative financial instruments instruments, net of applicable income taxes						8,450	8,450		8,450
Amortization of accumulated other comprehensive income						(4,037)	(4,037)		(4,037)
Write-off of accumulated other comprehensive income due to refinancing						3,408	3,408		3,408

Total comprehensive loss						$(54,821)

Issuance of common stock:
Warrants exercised	25,286		298						298
Options exercised	1,230,744	13	4,637						4,650
Shares issued to directors and executives	84,000	1	3,317						3,318
Restricted shares issued and/or vested	361,988	4	2,709						2,713
Restricted shares forfeited	(58,540)	(1)	(445)						(446)
Purchase of treasury stock	(29,327)			(1,463)					(1,463)
Dividends			(110,755)						(110,755)
Transfer of deferred stock-based compensation to additional paid-in capital			(1,055)		1,055				—

Balance at September 30, 2006	70,222,876	$703	$375,094	$(1,463)	$—		$29,336	$(106,987)	$296,683

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

GLOBAL SIGNAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except share data)

	2006	2005
		(Revised) (see Note 3)
Cash flows from operating activities:
Net loss	$(63,357)	$(20,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	131,439	87,659
Amortization of deferred debt issuance costs and other accumulated comprehensive income	(397)	6,311
Loss on early extinguishment of debt	21,102	461
Non-cash stock-based compensation expense	5,617	1,560
Gain of derivative instruments	(176)	(2,024)
Net of effects from other adjustments:
Continuing operations	2,294	(144)
Discontinued operations	200	296
Increase in assets	(26,190)	(14,814)
Increase in liabilities	39,082	27,007

Net cash provided by operating activities	109,614	85,343

Cash flows from investing activities
Payments made in connection with acquisitions of communication sites and land	(69,253)	(1,381,596)
Capital expenditures	(14,657)	(12,274)
Proceeds from the sale of fixed assets:
Continuing operations	1,479	2,286
Discontinued operations	153	—
Funds provided by (invested in) restricted cash	(10,838)	54,252

Net cash used in investing activities	(93,116)	(1,337,332)

Cash flows from investing activities
Borrowings under notes payable and long-term debt	1,557,050	1,047,842
Repayment of notes payable and long-term debt	(1,413,303)	(100,068)
Payment of debt issuance costs	(12,578)	(6,792)
Payment received to terminate interest rate swaps	33,759	—
Ordinary dividends paid	(108,225)	(72,561)
Proceeds from the issuance of common stock, net of offering costs	3,485	436,489

Net cash provided by financing activities	60,188	1,304,910

Effect of exchange rate changes on cash	(881)	968

Net increase in cash and cash equivalents	75,805	53,889
Cash and cash equivalents, beginning of period	47,793	5,991

Cash and cash equivalents, end of period	$123,598	$59,880

Non-cash investing and financing transactions:
Increase in the fair value of interest rate swaps recorded to accumulated other comprehensive income	$8,450	$13,260

Assets acquired under a capital lease obligation	$—	$243

Option exercise price paid in stock	$1,463	$—

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

The accompanying unaudited consolidated financial statements reflect the financial position, results of operations and cash flows of Global Signal Inc. and its wholly owned subsidiaries. Global Signal Inc. owns, leases and manages communications towers and other communications sites and leases space on them to providers of communications and broadcast services, such as wireless telephony, paging, mobile radio, wireless data transmission, radio and television broadcasting, and to operators of private networks such as federal, state and local government agencies. For the three and nine months ended September 30, 2006, Sprint Corporation comprised 37.6% and 38.4%, respectively, and Cingular Wireless comprised 16.9% and 15.6%, respectively, of our revenues.

As used herein, unless the context otherwise requires, “we,” “us,” “our,” “Company,” or “Global Signal” refers to Global Signal Inc. and its wholly owned consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. “Fortress” refers to Fortress Investment Holdings LLC and certain of its affiliates, “Greenhill” refers to Greenhill Capital Partners, L.P. and affiliated investment funds, and “Abrams” refers to Abrams Capital, LLC and certain of its affiliates. Since November 1, 2002, Fortress has been our largest stockholder, Greenhill has been our second largest stockholder and Abrams has been our third largest stockholder.

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

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Certain amounts from the prior year period have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with Global Signal’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Global Signal’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

2. Merger Agreement

On October 5, 2006, Global Signal, Crown Castle International Corp., a Delaware corporation (“Crown Castle”), and CCGS Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of Crown Castle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Global Signal will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Crown Castle following the transaction.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each issued and outstanding share of common stock of Global Signal will be converted into the right to receive, at the election of the holder thereof, either 1.61 shares of Crown Castle common stock (the “Stock Consideration”) or $55.95 in cash (the “Cash Consideration”), subject to a maximum aggregate amount of Cash Consideration equal to $550 million (the “Cash Consideration Cap”). In addition, upon consummation of the Merger, each option or warrant entitling the holder to purchase a share of Global Signal common stock shall be converted into an option or warrant, as applicable, to purchase a number of shares of Crown Castle common stock equal to the product of the number of Global Signal shares subject to such option or warrant, as applicable, and the Stock Consideration, at an exercise price per share equal to the quotient obtained by dividing the aggregate exercise price of the shares of Global Signal common stock subject to such option or warrant, as applicable, by the aggregate number of shares of Crown Castle common stock subject to such converted option or warrant, as applicable.

Consummation of the Merger is subject to a number of customary conditions, including, but not limited to (i) the approval of the Merger Agreement by the stockholders of Global Signal, (ii) the approval of the issuance of Crown Castle common stock (the “Stock Issuance”) to be issued in connection with the Merger by the stockholders of Crown Castle, (iii) the effectiveness of a Form S-4 registration statement to be filed by Crown Castle and (iv) receipt of the requisite regulatory approvals of the Merger by the applicable regulatory agencies.

Global Signal and Crown Castle have made customary representations and warranties and covenants in the Merger Agreement, including among others, (i) that Global Signal and Crown Castle will cause a meeting of its stockholders to be held to consider the adoption and approval of the Merger Agreement and approval of the Stock Issuance, respectively, and (ii) that the boards of directors of Global Signal and Crown Castle will recommend that their stockholders adopt and approve the Merger Agreement and approve the Stock Issuance, as applicable, in each case subject to certain exceptions.

Crown Castle also agreed to expand its board of directors from 10 to 13 members and to appoint a representative from each of (i) Fortress, (ii) Greenhill, and (iii) Abrams (together with Fortress and Greenhill, the “GSL Stockholders”), to the board upon the consummation of the Merger.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Global Signal or Crown Castle will be required to pay the other a termination fee of $139 million.

Concurrently and in connection with the execution of the Merger Agreement, Fortress, Greenhill and Abrams, who collectively hold approximately 72.9% in the aggregate of the outstanding shares of Global Signal common stock as of the close of business on October 4, 2006, each entered into a support agreement with Crown Castle (the “Support Agreements”), pursuant to which each GSL Stockholder agreed to vote certain of its shares of Global Signal common stock (representing in the aggregate 40% of the Global Signal common stock outstanding and entitled to vote on the Merger Agreement) in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement and against any transaction or other action that would impede the Merger, the Merger Agreement or any other transactions contemplated by the Merger Agreement. The Support Agreements will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement.

In addition, on October 5, 2006, concurrently and in connection with the execution of the Merger Agreement, the GSL Stockholders and Crown Castle entered into a Stockholders Agreement (the “Stockholders Agreement”) pursuant to which, among other things and subject to the terms and conditions thereof, Crown Castle granted to the GSL Stockholders certain rights with respect to the registration of the shares of Crown Castle common stock received in the Merger and granted each GSL Stockholder the right to cause the nominating committee of Crown Castle’s board of directors to re-nominate one director to Crown Castle’s board of directors, subject to continued minimum share ownership by the GSL Stockholders in Crown Castle.

Under the terms of the Merger Agreement, Global Signal has agreed not to pay any further cash dividends unless necessary to maintain our status as a REIT. Accordingly, shareholders will not receive a regular quarterly cash dividend with respect to the fourth quarter of 2006.

The Merger Agreement is subject to certain conditions and approvals, including shareholder and regulatory approvals. Subject to meeting the conditions and approvals, the merger is expected to close in the first quarter of 2007. Selling, general and administrative expenses for the three and nine months ended September 30, 2006 include $2.6 million of deal costs incurred as of September 30, 2006, related to the pending Merger.

3. Summary of Significant Accounting Policies

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) Share-Based Payment, using the modified prospective transition method to account for our employee stock options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123. Prior period results are not restated. The adoption of SFAS No. 123(R) had no impact on net income or earnings per share. In connection with the adoption of SFAS No. 123(R), we reclassified $1.1 million of deferred stock-based compensation, which relates entirely to unvested restricted stock, to additional paid-in capital as of January 1, 2006. See Note 9 for disclosures related to stock-based compensation.

New Accounting Pronouncements

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land; therefore the adoption of this interpretation did not impact our financial statements.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This standard must be adopted as of January 1, 2007. We anticipate that this standard will have an immaterial effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value, and nullifies the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model. This standard is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We anticipate that this standard will have an immaterial effect on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), expressing the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements. This can be accomplished by quantifying an error under two approaches, and by evaluating the error measured under each approach. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The cumulative effect of the initial application is to be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. SAB 108 requires disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, and should also include when and how each error being corrected arose and the fact that the errors had previously been immaterial. SAB 108 does not require restatement of financial statements for fiscal years ending on or before November 15, 2006, if the previous approach used to quantify the impact of correcting misstatements was applied properly. We early adopted SAB 108 effective with the third quarter of 2006 with no impact to the financial statements.

Reclassifications and Revisions

For the first nine months of 2006, we have separately disclosed the operating, investing and financing portions of the cash flows attributed to discontinued operations, which in the prior period were not separately reported. Certain amounts from the prior year have been reclassified for consistency with current year presentation. All other reclassifications relate to discontinued operations. These reclassifications and revisions were not material to the consolidated financial statements.

4. Discontinued Operations

As a part of our ongoing operational reviews, we make decisions to divest under-performing towers or other communications sites, including 167 and 189 tower sites in the three and nine months ended September 30, 2006, respectively, and 104 and 146 tower sites in the three and nine months ended September 30, 2005, respectively. At September 30, 2006, we had 278 tower sites that are being marketed for sale. Of these 278 sites, 275 are included in continuing operations and classified as held for use and three are included in discontinued operations and classified as held for sale.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the operating results of the three sites held for sale in discontinued operations and other previously terminated sites as discontinued operations in the accompanying condensed consolidated financial statements as of September 30, 2006 and all prior periods have been reclassified to conform to the current quarter’s presentation with respect to these sites.

Assets held for sale of $0.1 million and $0.8 million are included in fixed assets, net in the consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively.

Results of operations for these discontinued sites for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$236	$483	$963	$1,909
Direct operating expenses	(299)	(507)	(1,327)	(2,012)

Results of operations	(63)	(24)	(364)	(103)
Loss on impairment of assets	(2)	—	(35)	—
Gain (loss) recognized on sale of assets of discontinued sites	6	(678)	(177)	(329)

Income (loss) from discontinued operations	$(59)	$(702)	$(576)	$(432)

5. Sprint Agreement

As part of the Sprint Agreement, Sprint agreed to refund to us a portion of the upfront rental payment if an agreed-upon portion of the Sprint Towers did not qualify as financeable sites, within one year of the closing of the Sprint Transaction. We agreed to use commercially reasonable efforts to convert Sprint Towers which did not qualify as financeable sites into financeable sites by May 26, 2006. As of May 26, 2006, less than the agreed-upon allocated purchase price value for the Sprint Towers qualified as financeable sites and we received an upfront rental payment refund of $3.1 million in July 2006. This refund was accounted for as a reduction in purchase price of the Sprint Towers transaction.

6. Debt

Our outstanding debt as of September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
February 2004 mortgage loan, weighted average interest rate of approximately 5.0%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC and its subsidiaries, monthly principal and interest installments of approximately $2.4 million beginning March 2004. Contractual maturity date of January 2029, anticipated maturity date of January 2009 (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	$—	$404,087
December 2004 mortgage loan, weighted average interest rate of approximately 4.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers Acquisition LLC and its subsidiaries, monthly interest-only installments beginning January 2005, contractual maturity date of December 2009	293,825	293,825
February 2006 mortgage loan, weighted average interest rate of approximately 5.7%, secured by first priority mortgage liens on substantially all tangible assets of Pinnacle Towers LLC, Global Signal Acquisitions LLC (“GSA”) and Global Signal Acquisitions II LLC (“GSA II”), monthly interest-only installments beginning March 2006, contractual maturity date of February 2011	1,550,000	—
Sprint bridge loan, interest at LIBOR plus 1.50% (5.8% at December 31, 2005), secured by our ownership interests in GSA II, and in GSA II’s leasehold and subleasehold interests in the Sprint Towers, and an assignment of leases and rent. Interest installments due monthly and a contractual maturity date of May 25, 2006, before extension options (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	—	850,000
$200.0 million acquisition credit facility, interest at LIBOR plus 2.0% (6.4% at December 31, 2005), secured by the acquired tower assets through a pledge of Global Signal OP’s equity interest in GSA. Interest installments due monthly and a contractual maturity date of April 24, 2006 (repaid in full with a portion of the net proceeds from the February 2006 mortgage loan)	—	144,725
Capital lease obligations, interest rate fixed at a weighted average rate of 9.5%, secured by the underlying capital assets, with monthly principal and interest installments beginning April 2004 and continuing through July 2010	524	959
Revolving credit facility interest at a variable rate of LIBOR plus 3.0% or the lender’s base rate plus 2.0%, secured by a pledge of Global Signal OP’s assets, maturity date of December 2006 (Credit facility was terminated in August 2006)	—	—

	1,844,349	1,693,596
Less: Current portion of long-term debt	(413)	(538)

	$1,843,936	$1,693,058

As noted in the table above, the February 2004 mortgage loan, the Sprint bridge loan and the $200.0 million acquisition credit facility were repaid in full with a portion of the net proceeds from the February 2006 mortgage loan described below. In accordance with SFAS No. 6 Classification of Short-Term Obligations Expected to be Refinanced, we reclassified the current portion of debt at December 31, 2005 under these three loans to long-term.

The following table shows the maturities of long-term debt for the five twelve month periods after September 30, 2006 (in thousands):

For the twelve months ending September 30,
2007	$413
2008	78
2009	18
2010	293,840
2011	1,550,000

$1,844,349

The February 2006 Mortgage Loan

On February 28, 2006, three of our wholly owned special purpose entities, Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC (and its 13 subsidiaries), borrowed a total of $1.55 billion under a mortgage loan made payable to a newly formed trust, Global Signal Trust III (“February 2006 mortgage loan”), that issued $1.55 billion in fixed-rate commercial mortgage pass-through certificates to provide fixed-rate financing for the assets leased in May 2005 from Sprint Corporation (the “Sprint Towers”), the communications sites originally financed with the February 2004 mortgage loan, and for other communications sites acquired from April 2005 to January 2006. We have continued to consolidate our subsidiaries, but have not consolidated Global Signal Trust III in our financial statements. The proceeds of the February 2006 mortgage loan were used to repay the $850.0 million Sprint bridge loan, to repay $402.7 million (the total then-outstanding borrowings under the February 2004 mortgage loan), to repay $151.8 million (the total then-outstanding borrowings under the acquisition credit facility) and to provide $145.5 million of funds for working capital and general corporate purposes, including payment of fees and expenses of the offering and potential future acquisitions. The borrowers and their direct parent, Global Signal Holdings V LLC, are separate legal entities from Global Signal Inc., with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its other affiliates.

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

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the debt service coverage ratio (“DSCR”), defined in the February 2006 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the February 2006 mortgage loan, as of the end of any calendar quarter falls to 1.35 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us until the DSCR exceeds 1.35 times for two consecutive calendar quarters. If the DSCR falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the February 2006 mortgage loan with applicable prepayment penalties.

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

The December 2004 Mortgage Loan

On December 7, 2004, our subsidiary Pinnacle Towers Acquisition Holdings LLC and five of its direct and indirect subsidiaries issued a $293.8 million mortgage loan to a newly formed trust, Global Signal Trust II (the “December 2004 mortgage loan”). Global Signal Trust II (“Trust II”) then issued an identical amount of commercial mortgage pass-through certificates in a private transaction. We have continued to consolidate our subsidiaries, but have not consolidated Trust II in our financial statements. The net proceeds of the December 2004 mortgage loan were used primarily to repay the $181.7 million of then-outstanding borrowings under our credit facility and to partially fund a $120.7 million site acquisition reserve account which was used to acquire additional qualifying wireless communications sites over the six-month period following the December 2004 closing. The borrowers and their direct parent, Global Signal Holdings III LLC, are separate legal entities from Global Signal Inc., with their own assets, which are not available to satisfy the debts and other obligations of Global Signal Inc. or any of its other affiliates.

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

On a monthly basis, the excess cash flows from the securitized entities, after the payment of principal, interest, reserves and expenses, are distributed to us. If the DSCR defined in the December 2004 mortgage loan as the net cash flow for the sites for the immediately preceding twelve calendar month period divided by the amount of interest that we will be required to pay over the succeeding twelve months on the December 2004 mortgage loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us until the DSCR exceeds 1.30 times for two consecutive calendar quarters. If the DSCR falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows will be applied to prepay the December 2004 mortgage loan.

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

The February 2004 Mortgage Loan

On February 5, 2004, one of our subsidiaries, Pinnacle Towers LLC and thirteen of its direct and indirect subsidiaries, issued a $418.0 million mortgage loan to a newly formed trust, Global Signal Trust I (“February 2004 mortgage loan”). On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the February 2004 mortgage loan in full. A prepayment penalty of $7.0 million was paid and recognized in the first quarter of 2006 as loss on early extinguishment of debt. In addition, unamortized deferred debt issuance costs of $9.5 million and accumulated other comprehensive loss of $3.4 million related to the elimination of the portion for interest rate swaps related to the February 2004 mortgage loan, respectively, were expensed in the first quarter of 2006 as loss on early extinguishment of debt.

Sprint Bridge Loan

At the closing of the Sprint Transaction in May 2005, we executed an $850.0 million bridge loan financing with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. (“Sprint bridge loan”) The borrower was a newly created entity, Global Signal Acquisitions II LLC, under our indirect control, which owned 100% of our interest in the Sprint Towers. On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay the Sprint bridge loan in full. Unamortized deferred debt issuance costs of $1.0 million related to the Sprint bridge loan were expensed in the first quarter of 2006 as loss on early extinguishment of debt.

Acquisition Credit Facility

On April 25, 2005, our wholly owned subsidiary, Global Signal Acquisitions LLC, entered into a 364-day $200.0 million credit facility with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for the acquisition of additional communications sites. On February 28, 2006, a portion of the net proceeds from the February 2006 mortgage loan was used to repay in full and terminate the acquisition credit facility. Unamortized deferred debt issuance costs of $0.2 million related to the acquisition credit facility were expensed in the first quarter of 2006 as loss on early extinguishment of debt.

Revolving Credit Facility

On December 1, 2005, Global Signal OP entered into a 364-day $15.0 million revolving credit facility pursuant to a revolving credit agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. At December 31, 2005, there was no balance outstanding under the revolving credit facility, and effective August 17, 2006, the revolving credit facility was terminated.

7. Interest Rate Swap Agreements

2005 Interest Rate Swaps

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swap agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Concurrent with the pricing of our February 2006 mortgage loan, we terminated our six interest rate swaps and received a payment, excluding accrued interest, of $8.1 million, of which $4.3 million had been recorded as accumulated other comprehensive income and is being amortized as a reduction of interest expense on the February 2006 mortgage loan using the effective interest method over five years, the life of the February 2006 mortgage loan.

On February 2, 2005 and March 21, 2005, in connection with the Sprint Transaction, we entered into ten forward-starting interest rate swap agreements with Bank of America, N.A. as counterparty, in anticipation of securing $850.0 million of bridge financing, which was expected to be replaced by a mortgage loan, for a total notional value of $850.0 million. Concurrent with the pricing of our February 2006 mortgage loan, we terminated our ten interest rate swaps and received a payment, excluding accrued interest, of $25.8 million, which has been recorded as accumulated other comprehensive income and which is being amortized as a reduction of interest expense on the February 2006 mortgage loan using the effective interest method over five years, the life of the February 2006 mortgage loan. For the three and nine months ended September 30, 2006, amortization of accumulated other comprehensive income of $1.6 million and $3.9 million, respectively, was recorded as an offset to interest expense.

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

Concurrent with the pricing of the December 2004 mortgage loan, we terminated our six interest rate swaps and received a net payment of $2.0 million which was recorded as part of accumulated other comprehensive income and is being amortized as a reduction of interest expense using the effective interest method over five years, the life of the December 2004 mortgage loan. The effective interest rate on the December 2004 mortgage loan, including the proceeds from terminating the interest rate swaps and the amortization of deferred debt issuance costs, is approximately 5.0%. For the three and nine months ended September 30, 2006, amortization of accumulated other comprehensive income of $0.1 million and $0.3 million, respectively, was recorded as an offset to interest expense. For the three and nine months ended September 30, 2005, amortization of accumulated other comprehensive income of $0.1 million and $0.3 million, respectively, was recorded as an offset to interest expense.

2003 Interest Rate Swap

On December 11, 2003, in anticipation of the issuance of the February 2004 mortgage loan, we entered into a forward-starting interest rate swap agreement (the “December 2003 swap”) with Morgan Stanley as the counterparty to hedge the variability of future interest payments under the anticipated February 2004 mortgage loan. The December 2003 swap was terminated in connection with the issuance of the February 2004 mortgage loan on February 5, 2004 at a cost of $6.2 million which was recorded as part of accumulated other comprehensive loss and was being amortized as interest expense using the effective interest method over five years, the expected life of the February 2004 mortgage loan. The effective interest rate on the February 2004 mortgage loan, including the cost of terminating the interest rate swap and the amortization of deferred debt issuance costs, was approximately 6.0%. For the nine months ended September 2006 and 2005, amortization of accumulated other comprehensive loss of $0.2 million and $1.0 million, respectively, was recorded as interest expense. For the three months ended September 30, 2005, amortization of accumulated other comprehensive income of $0.3 million was recorded as interest expense. On February 28, 2006, the February 2004 mortgage loan was repaid in full from a portion of the net proceeds from the February 2006 mortgage loan (see Note 6), and the remaining $3.4 million of unamortized accumulated other comprehensive loss related to the 2003 interest rate swap was recorded in the first quarter of 2006 as loss on early extinguishment of debt.

8. Commitments and Contingencies

Purchase Commitments

As of September 30, 2006, we have a master services agreement with Stratos VSAT, Inc. which requires us to purchase approximately $4.4 million in satellite data monitoring equipment. As of September 30, 2006, we had purchased $2.9 million of equipment under this commitment. As of September 30, 2006, we had outstanding purchase agreements to acquire 159 land parcels for $22.1 million, including estimated fees and expenses. As of September 30, 2006, we also had non-binding letters of intent to purchase 27 additional communications sites for approximately $24.0 million, including estimated fees and expenses.

Earn Outs

A number of our asset purchase agreements provide for additional monies to be paid to the sellers based on future lease commencements during a limited period after the acquisition is completed, generally one year or less. As of September 30, 2006, we had no accruals for any such additional acquisition payments. The maximum additional contingent payments on closed acquisitions were approximately $0.8 million at September 30, 2006.

Legal Matters

We are involved in litigation incidental to the conduct of our business. We believe that none of such pending litigation, or unasserted claims of which we have knowledge, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

9. Stockholders’ Equity

Dividends

On March 15, 2006, our board of directors declared a dividend of $0.525 per share of our common stock for the three months ended March 31, 2006, which was paid on April 20, 2006, to stockholders of record as of April 6, 2006. The entire dividend of $36.7 million was a reduction of additional paid-in capital. On June 15, 2006, our board of directors declared a dividend of $0.525 per share of our common stock for the three months ended June 30, 2006, which was paid on July 20, 2006, to stockholders of record as of July 6, 2006. The entire dividend of $36.9 million was a reduction of additional paid-in capital. On September 14, 2006, our board of directors declared a dividend of $0.525 per share of our common stock for the three months ended September 30, 2006, which was paid on October 19, 2006, to stockholders of record as of October 5, 2006. Of the $36.9 million dividend, $36.8 million was a reduction of additional paid-in capital and $0.1 million was recorded as non-cash stock-based compensation expense.

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

Had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant for the periods prior to 2006, our net loss for the three and nine months ended September 30, 2005, would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)
Net loss attributable to common stockholders:
Net loss as reported	$(15,441)	$(20,969)
Add: Stock-based compensation costs included in reported net income, net of $0 related tax effect for all periods	270	1,560
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect for all periods	(610)	(2,580)

Pro forma net loss	$(15,781)	$(21,989)

Basic loss per share attributable to common stockholders:
Net loss per share as reported	$(0.23)	$(0.35)

Pro forma net loss per share	$(0.23)	$(0.37)

Diluted loss per share attributable to common stockholders:
Net loss per share as reported	$(0.23)	$(0.35)

Pro forma net loss per share	$(0.23)	$(0.37)

Stock Incentive Plan

The Global Signal Inc. Omnibus Stock Incentive Plan (the “Plan”) became effective November 1, 2002, and was amended on December 21, 2005. The Plan provides for awards consisting of stock options, restricted stock grants or deferred stock awards (“Awards”) to employees, non-employee directors, and other persons who perform services for us. The Plan is administered by the board of directors or, at the board of directors’ sole discretion, by a committee consisting solely of persons who are non-employee directors and outside directors (the “Committee”).

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

The Committee is authorized to grant to eligible persons incentive stock options (“ISO”) or nonqualified stock options (“NSO”). The term of an ISO cannot exceed 10 years, and the exercise price of any ISO must be equal to or greater than the fair market value of the shares of common stock on the date of the grant. Any ISO granted to a holder of 10% or more of the combined voting power of our capital stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date of grant and may not have a term exceeding five years from the grant date. The Committee shall determine the exercise price and the term of an NSO on the date that the NSO is granted.

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

The Committee may also grant to an eligible person an award of common stock subject to future service and such other restrictions and conditions as the Committee may determine, which may be either restricted stock, wherein the recipient receives the benefits of ownership (such as voting and the receipt of dividends) prior to the vesting of the stock (other than the right to sell or transfer the stock), or deferred stock, wherein the recipient does not have any benefits of ownership prior to the vesting of the stock (as applicable, the “Restricted Stock” or the “Deferred Stock”). The Committee will determine the terms of such Restricted Stock and/or Deferred Stock, including the price, if any, to be paid by the recipient for the stock, the restrictions placed on the shares and the time or times when the restrictions will lapse, at the time of the granting thereof.

A summary of our stock option activity under the Plan for the nine months ended September 30, 2006, is presented in the table below. Net proceeds from the exercise of stock options for the nine months ended September 30, 2006, were $4.7 million which was recorded in common stock and additional paid-in capital. The fair value at the time of issuance of the options that vested during the nine months ended September 30, 2006, was $2.1 million. The intrinsic value at the time of exercise of the stock options exercised during the nine months ended September 30, 2006, was $47.9 million.

	Number of Shares Subject to Option	Exercise Price Range	Weighted Average Exercise Price
Under option, December 31, 2005	1,317,134	$4.26 -$18.00	$9.41
Granted	—	N/A	N/A

Forfeited	—	N/A	N/A

Exercised	(1,317,134)	$4.26 -$18.00	$9.41

Under option, September 30, 2006	—	N/A	N/A

All shares that were issued upon option exercises were newly issued shares.

The following table discloses the number of shares subject to option that are unvested and the weighted average fair value of these shares at the date of grant as of September 30, 2006 and December 31, 2005:

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2005	459,208	$4.57
Vested	(459,208)	$4.57

Unvested balance at September 30, 2006	—	N/A

Other Stock Options

In connection with the initial public offering and to compensate Fortress and Greenhill for their successful efforts in raising capital in the offering, in March 2004 we granted options to Fortress and Greenhill, or their respective affiliates, to purchase the number of shares of our common stock equal to an aggregate of 10% of the number of shares issued in the initial public offering in the following amounts (1) for Fortress (or its affiliates), the right to acquire the number of shares equal to 8% of the number of shares issued in the initial public offering, including the over-allotment and (2) for Greenhill (or its affiliate), the right to acquire the number of shares equal to 2% of the number of shares issued in the initial public offering, including the over-allotment, all at an exercise price per share equal to the initial offering price per share. Upon consummation of the offering, the number of shares and exercise price were thereby fixed at 805,000 shares at $18.00 per share, respectively. All of the options were immediately vested upon the initial public offering and are exercisable for ten years from June 8, 2004. We recognized the fair value of these options using the Black-Scholes method on the offering date as a cost of the offering of $1.9 million by netting it against the net proceeds of the offering. These options were granted outside of the Plan, and therefore are excluded from the Plan activity shown above. Greenhill exercised 32,200 of its options in December 2005 and 128,800 of its options in March 2006. At September 30, 2006, 644,000 of the Fortress options remained outstanding.

Common Stock Grants

In the first quarter of 2006, we issued 28,488 shares of restricted stock to certain employees. The grants vest 33.3%, 33.3% and 33.4% on December 31, 2008, 2009 and 2010, respectively. We valued the restricted stock awards at $1.3 million on the dates of grant using the current market price. This amount is being amortized as non-cash stock-based compensation expense over the vesting period using the accelerated method, over a weighted average period of approximately three years. Also, 58,540 restricted shares issued in 2004 and 2006 were forfeited in the first nine months of 2006. Prior to the adoption of SFAS No. 123(R), we accounted for forfeitures at the time they occurred. Under SFAS No. 123(R), we estimate forfeitures each quarter.

In April 2006, our new Chief Financial Officer was granted 120,000 shares of restricted stock of which 20% vested immediately and 20% vests on December 31, 2007, 2008, 2009 and 2010, respectively. We valued the restricted stock award at $5.9 million on the date of grant using the current market price. In May 2006, our new Chief Executive Officer was granted 200,000 shares of restricted stock, of which 20% vested immediately and 20% vests on December 31, 2007, 2008, 2009 and 2010, respectively. We valued the restricted stock award at $9.8 million on the date of grant using the current market price. Both of these stock grants will vest immediately upon a change of control.

In June 2006, six executives were granted a total of 65,000 shares of restricted stock which vest 20% on December 31, 2006, 2007, 2008, 2009 and 2010, respectively. We valued the restricted stock awards at $2.9 million on the date of grant using the current market price. These stock grants will vest immediately upon the occurrence of both a change of control and termination of the executive.

In July 2006, one executive was issued 12,500 shares of restricted stock which vest 20% on December 31, 2006, 2007, 2008, 2009 and 2010, respectively. We valued the restricted stock award at $0.6 million on the date of grant using the current market price. This stock grant will vest immediately upon a change of control.

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at date of grant:

	Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2005	54,917	$26.02
Granted	425,988	$48.07
Vested	(64,000)	$49.15
Forfeited	(58,540)	$28.86

Unvested balance at September 30, 2006	358,365	$47.64

As of September 30, 2006, total unearned compensation on stock-based awards was $14.4 million and the weighted average vesting period was 2.7 years.

Deferred Shares

On January 3, 2006, we entered into Deferred Shares Award Agreements with certain employees. The number of shares that will be granted in December 2006 will be determined by the amount of our fourth quarter 2006 dividend. These employees were awarded an aggregate base grant of 5,233 shares, but the actual number of shares to be issued will vary between 0% and 150% of the base grant. These shares, if granted, will vest 33.3%, 33.3% and 33.4% on December 31, 2008, 2009 and 2010, respectively. As of September 30, 2006, 2,326 of the deferred shares have been forfeited. Under the merger agreement, no fourth quarter dividend can be declared unless necessary to maintain our status as a REIT, and 100% of the initial award of the shares will be paid in cash to the employees upon the closing of the merger.

In December 2005, we awarded two officers an aggregate base grant of 124,698 deferred shares. These officers have resigned and their deferred shares were forfeited.

Warrants

In connection with our 2002 bankruptcy plan, 1,229,850 common stock warrants were issued to our convertible note holders and our common stockholders. The warrants have a current exercise price of $8.53 and expire on November 1, 2007. For the nine months ended September 30, 2006, warrants were exercised resulting in the issuance of 25,286 shares. As of September 30, 2006, there were warrants outstanding to acquire 420,220 shares of our common stock.

Treasury Stock

In the first quarter of 2006, 29,327 shares of outstanding common stock were returned to us to pay for the exercise price of certain stock options. The value of this returned stock was $1.5 million and was recorded as treasury stock.

10. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding (in thousands) used in the computation of income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Denominator for basic income per share – adjusted weighted average	69,863	68,428	69,685	60,132
Effect of dilutive securities	—	—	—	—

Denominator for diluted income per share – adjusted weighted average	69,863	68,428	69,685	60,132

For 2006, approximately 0.7 million and 0.9 million shares of common stock issuable pursuant to options and warrants have been excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively, as their effect would have been antidilutive. For 2005, approximately 2.1 million and 2.0 million shares of common stock issuable pursuant to outstanding stock options and warrants have been excluded from the calculations of diluted earnings per share for the three and nine months ended September 30, 2005, respectively, as their effect would have been antidilutive.

11. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(11,301)	$(15,441)	$(63,357)	$(20,969)

Change in fair value of derivative financial instruments, net of applicable income taxes	—	25,449	8,450	13,260
Derivative amounts amortized to interest expense	(1,779)	227	(4,037)	690
Write-off derivative amounts to loss on early extinguishment of debt due to refinancing	—	—	3,408	—
Foreign currency translation adjustment	285	43	715	(477)

Other comprehensive income (loss)	(1,494)	25,719	8,536	13,473

Comprehensive income (loss)	$(12,795)	$10,278	$(54,821)	$(7,496)

The components of accumulated other comprehensive income at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Foreign currency translation adjustments	$1,848	$1,133
Changes in fair value of derivatives	27,488	19,667

Accumulated other comprehensive income	$29,336	$20,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties, including, but not necessarily limited to, statements relating to our ability to deploy capital, close accretive acquisitions, close dispositions of under-performing sites, close acquisitions under letters of intent and purchase agreements, close the merger with Crown Castle, anticipate, manage and address industry trends and their effect on our business, the rate and timing of the deployment of new wireless communications systems and equipment by our customers, whether we successfully address future technological changes in the wireless industry, the rate at which our customers enter into new leases, the rate at which our customers terminate, or elect not to renew leases, pay or grow dividends, generate growth organically or through acquisitions, secure financing, and increase revenues, Adjusted EBITDA and/or Adjusted Funds From Operations, ,and how the proceeds of future financings will be used. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “would,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to, the uncertainty that the merger with Crown Castle will close, the possible disruptions to our business because of the pending merger with Crown Castle, and if the merger is not consummated, the substantial costs which have been and will be incurred in connection with the merger, difficulties in acquiring towers at attractive prices or integrating acquisitions with our operations, a decrease in the demand for our communications sites and our ability to attract additional tenants, the economies, real estate markets and communications industries in the regions where our sites are located, consolidation in the wireless industry, termination or non-renewal of tenant leases, changes to the regulations governing wireless services, the creditworthiness of our tenants, customer concentration and the loss of one or more of our major customers, integration of new software systems, replacement of existing software systems, our ability to compete, competing technologies, equipment and software developments relating to wireless telephony, our ability to modify our towers, our failure to comply with federal, state and local laws and regulations and changes in the law, our failure to comply with environmental laws, our ability to conduct our business effectively, and generate revenues, the termination of site management agreements, disasters and other unforeseen events, the demonstrated or perceived negative health effects from our towers or other tenants equipment on our towers, our ability to qualify as a REIT, REIT distribution requirements and the stock ownership limit imposed by the Internal Revenue Code for REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements detailed from time to time in this Quarterly Report on Form 10-Q and in Global Signal’s other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the year ending December 31, 2005, filed on March 16, 2006, and our most recent Registration Statement on Form S-3, filed on April 7, 2006. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ significantly from those contained in any forward-looking statement. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and Global Signal expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Executive Overview

Global Signal Inc. is one of the largest wireless communications tower operators in the United States. As of September 30, 2006, we owned, leased or managed a total of approximately 11,000 wireless communications sites. On October 5, 2006, we entered into a definitive merger agreement with Crown Castle International Corp. (see below for details). Our growth strategy is to grow (1) organically by adding additional tenants to our towers, (2) by acquiring towers with existing telephony tenants in locations where we believe there are opportunities for organic growth, (3) by acquiring the land underneath our towers and (4) by financing these newly acquired towers, on a long-term basis, using equity issuances combined with low-cost fixed-rate debt obtained through the issuance of mortgage-backed securities. Through this strategy, we will seek to increase our dividend per share over time.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As such, we will generally not be subject to federal income tax on that portion of our income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders and comply with various other requirements. We also have certain subsidiaries that are not qualified REIT subsidiaries and therefore their operations are subject to federal income tax.

Our customers include a wide variety of wireless service providers, government agencies, operators of private networks and broadcasters. These customers operate networks from our communications sites and provide wireless telephony, mobile radio, paging, broadcast and data services. As of September 30, 2006, we had an aggregate of approximately 27,000 tenant leases on our communications sites with over 2,000 customers. Our revenues from wireless telephony tenants have increased to 80.5% and 79.9%, respectively, of revenues for the three and nine months ended September 30, 2006, from 78.1% and 69.1%, respectively, of revenues for the three months and nine months ended September 30, 2005.

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

The material opportunities, challenges and risks of our business have changed significantly over the past several years. More recently, concurrent with an increased focus on improving network quality, many of our wireless telephony customers have experienced a general improvement in their overall financial condition. This has resulted in an increase in these customers’ abilities to invest in their networks and a related increase in our telephony tenant base. Our growth will be primarily affected by the future demand for communications sites by wireless telephony and data service providers, paging service providers, users of mobile radio services and government agencies. In recent years, we have experienced significant demand from our wireless telephony customers as they expand their networks, while our paging and mobile radio customers have contracted their networks. The demand for communications site space by wireless telephony and data service providers is expected to be driven by growth in the number of their subscribers and their utilization of wireless telephony and data services.

Demand is generally adversely affected by carrier consolidation, because consolidation can result in duplicative coverage and excess network capacity. Some carriers have eliminated cell sites as a result of consolidation. These carriers terminated leases early where permitted (upon payment of a penalty, where applicable, of up to one year of rent), or elected not to renew leases at the end of their terms. Network consolidations have adversely impacted tenant lease revenues at some of our sites and resulted in lower revenue growth.

In October 2004, Cingular merged with AT&T Wireless and subsequently announced plans to eliminate approximately 7,000 of its cell sites as part of the integration of the two networks. As of September 30, 2006, 345 of our sites are occupied by both Cingular and AT&T Wireless and the combined site revenues from Cingular and AT&T Wireless on these sites were approximately $4.3 million and $12.9 million for the three months and nine months ended September 30, 2006, respectively. Through September 2006, we received notices of lease termination or non-renewal for Cingular and AT&T Wireless, which have effective dates from 2006 through 2016, and which represent over that 10 year period total monthly lease revenues of approximately $861,000. We expect to receive additional notices of termination or non-renewal during 2007 as Cingular and AT&T Wireless continue their network rationalization. In many cases, lease termination requires Cingular to pay us a penalty. We also continue to lease additional space on our towers to Cingular. Sprint merged with Nextel Communications and other affiliates in August 2005. As of September 30, 2006, 1,384 of our sites are occupied by both Sprint and Nextel and the combined site revenues from Sprint and Nextel on these sites were approximately $14.2 million and $42.5 million for the three and nine months ended September 30, 2006, respectively. We have not experienced any significant churn from Sprint-Nextel during 2006, but Sprint-Nextel has publicly discussed possible network rationalization in the future, which could result in a reduction of our revenues. In November 2004, Arch Wireless merged with Metrocall Holdings, Inc. to form USA Mobility, our largest paging customer. Both customers offer paging services throughout the United States and consequently have duplicate coverage in most markets. Our revenue from USA Mobility has declined substantially and we expect it will continue to decline. Under our master lease with USA Mobility entered into in July 2005, the fixed monthly fee for transmitters located on our sites decreases periodically over time from approximately $1.35 million for September 2006 to approximately $1.0 million per month in 2008.

The demand for communications site space by government entities will be driven by the agencies’ demand for new digital networks to communicate with other government agencies as well as their ability to gain funding for such networks.

Our growth opportunities are primarily organic growth on our existing towers and acquiring additional towers on which our wireless customers may seek to locate their equipment, thereby growing our overall tenant base. Since November 2002, our number of wireless communication sites has grown from approximately 3,300 to approximately 11,000 at September 30, 2006, primarily as a result of our acquisition strategy. See “Acquisitions and Dispositions of Communications Sites” below. A key component of our growth strategy is our capital management strategy, which supports the financing of our tower acquisition strategy. Our capital management strategy is to finance newly acquired assets, on a long-term basis, using additional equity issuances combined with low-cost fixed-rate debt obtained through the periodic issuance of mortgage-backed securities. For example, in February 2006, we issued $1.55 billion in mortgage loans to provide fixed rate financing for the Sprint Transaction (as defined below) and other tower acquisitions completed since April 2005, and to refinance our February 2004 mortgage loan. Our current strategy is to finance communications sites we acquire on a short-term basis through cash on hand or cash remaining from the February 2006 mortgage loan.

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

Merger Agreement

On October 5, 2006, Global Signal, Crown Castle, and CCGS Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of Crown Castle (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Global Signal will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Crown Castle following the transaction.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each issued and outstanding share of common stock of Global Signal will be converted into the right to receive, at the election of the holder thereof, either 1.61 shares of Crown Castle common stock (the “Stock Consideration”) or $55.95 in cash (the “Cash Consideration”), subject to a maximum aggregate amount of Cash Consideration equal to $550 million (the “Cash Consideration Cap”). In addition, upon consummation of the Merger, each option or warrant entitling the holder to purchase a share of Global Signal common stock shall be converted into an option or warrant, as applicable, to purchase a number of shares of Crown Castle common stock equal to the product of the number of Global Signal shares subject to such option or warrant, as applicable, and the Stock Consideration, at an exercise price per share equal to the quotient obtained by dividing the aggregate exercise price of the shares of Global Signal common stock subject to such option or warrant, as applicable, by the aggregate number of shares of Crown Castle common stock subject to such converted option or warrant, as applicable.

Consummation of the Merger is subject to a number of customary conditions, including, but not limited to (i) the approval of the Merger Agreement by the stockholders of Global Signal, (ii) the approval of the issuance of Crown Castle common stock (the “Stock Issuance”) to be issued in connection with the Merger by the stockholders of Crown Castle, (iii) the effectiveness of a Form S-4 registration statement to be filed by Crown Castle and (iv) receipt of the requisite regulatory approvals of the Merger by the applicable regulatory agencies.

Each of Global Signal and Crown Castle have made customary representations and warranties and covenants in the Merger Agreement, including among others, (i) that each of Global Signal and Crown Castle will cause a meeting of its stockholders to be held to consider the adoption and approval of the Merger Agreement and approval of the Stock Issuance, respectively, and (ii) that the boards of directors of each of Global Signal and Crown Castle will recommend that their stockholders adopt and approve the Merger Agreement and approve the Stock Issuance, as applicable, in each case subject to certain exceptions.

Crown Castle also agreed to expand its board of directors from 10 to 13 members and to appoint a representative of each of (i) Fortress, (ii) Greenhill, and (iii) Abrams (together with Fortress and Greenhill, the “GSL Stockholders”), to the board upon the consummation of the Merger.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Global Signal or Crown Castle will be required to pay the other a termination fee of $139 million.

Concurrently and in connection with the execution of the Merger Agreement, Fortress, Greenhill and Abrams, who collectively hold approximately 72.9% in the aggregate of the outstanding shares of Global Signal common stock as of the close of business on October 4, 2006, each entered into a support agreement with Crown Castle (the “Support Agreements”), pursuant to which each GSL Stockholder agreed to vote certain of its shares of Global Signal common stock (representing in the aggregate 40% of the Global Signal common stock outstanding and entitled to vote on the Merger Agreement) in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement and against any transaction or other action that would impede the Merger, the Merger Agreement or any other transactions contemplated by the Merger Agreement. The Support Agreements will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement.

In addition, on October 5, 2006, concurrently and in connection with the execution of the Merger Agreement, the GSL Stockholders and Crown Castle entered into a Stockholders Agreement (the “Stockholders Agreement”) pursuant to which, among other things and subject to the terms and conditions thereof, Crown Castle granted to the GSL Stockholders certain rights with respect to the registration of the shares of Crown Castle common stock received in the Merger and granted each GSL Stockholder the right to cause the nominating committee of Crown Castle’s board of directors to re-nominate one director to Crown Castle’s board of directors, subject to continued minimum share ownership by the GSL Stockholder in Crown Castle.

Under the terms of the Merger Agreement, Global Signal has agreed not to pay any further cash dividends unless necessary to maintain our status as a REIT. Accordingly, shareholders will not receive a regular quarterly cash dividend with respect to the fourth quarter of 2006.

The Merger Agreement is subject to certain conditions and approvals, including shareholder and regulatory approvals. Subject to meeting the conditions and approvals, the merger is expected to close in the first quarter of 2007.

Acquisitions and Dispositions of Communications Sites

Our financial results are impacted by the timing, size and number of acquisitions and dispositions we complete in a period. For the nine months ended September 30, 2006, we acquired 22 communication sites for $10.1 million, including fees and expenses. In addition, we routinely review and dispose of under-performing sites which are not compatible with our strategy. As of September 30, 2006, we had 278 sites that are being marketed for sale.

On May 26, 2005, we, Sprint Corporation (“Sprint”) and certain Sprint subsidiaries (the “Sprint Contributors”), closed on an agreement to contribute, lease and sublease (the “Agreement to Lease”). Under the Agreement to Lease, we will lease or operate, for a period of 32 years approximately 6,553 communications tower sites and the related towers and assets (collectively, the “Sprint Towers”) from newly formed special purpose entities of Sprint (collectively, “Sprint TowerCo”), under six master leases for which we paid an upfront rental payment of approximately $1.2 billion as prepaid rent (the “Upfront Rental Payment”) (the “Sprint Transaction”). In connection with the Sprint Transaction, certain Sprint entities agreed to lease space on approximately 6,342 of the Sprint Towers. The Sprint Towers had over 5,600 collocation leases with other wireless tenants as of May 26, 2005, and substantially all of the revenues from the Sprint Towers are derived from wireless telephony tenants. We accounted for this transaction as a capital lease reflecting the substance similar to an acquisition.

We have experienced a substantial reduction in our communications sites acquisition activity since the third quarter of 2005. We have not acquired large portfolios recently primarily because the asking prices of available portfolios have risen substantially in the past twelve months and the anticipated yields on the potential acquisitions have fallen below our underwriting standards.

For the nine months ended September 30, 2006, we invested $63.4 million, including fees and expenses, to acquire a fee interest or permanent or long-term easement under 427 communications towers where we previously had a leasehold interest in the land. As of September 30, 2006, we have executed definitive agreements and non-binding letters of intent with other parties to acquire an additional 27 communication sites and 159 fee interest or long-term easements, for an aggregate purchase price of approximately $46.1 million, including estimated fees and expenses. We are in the process of performing due diligence on the communications sites under non-binding letters of intent and negotiating definitive agreements.

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

Our tenants are responsible for the installation and maintenance of their equipment at our sites. These tenants transmit from our sites utilizing a wide variety of technologies including personal communication services (PCS), cellular, enhanced specialized mobile radio (ESMR), mobile radio, paging, radio and television broadcast and wireless data. For the three and nine months ended September 30, 2006 and 2005, our revenue mix for the primary technology categories was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
Percent of Revenues	2006	2005	2006	2005
Tenant Technology Type
Telephony (PCS, Cellular, ESMR)	80.5%	78.1%	79.9%	69.1%
Mobile radio	8.8%	10.1%	9.0%	13.8%
Paging	5.3%	6.5%	5.8%	10.4%
Broadcast	3.3%	3.2%	3.4%	4.3%
Wireless data and other	2.1%	2.1%	1.9%	2.4%

Total	100.0%	100.0%	100.0%	100.0%

Direct Site Operating Expenses and Other Expenses

Direct site operating expenses consist of ground rents (if we do not own the land or have a long-term fully prepaid interest in the land at the site), utilities, property and ad valorem taxes, insurance and site maintenance costs. Many of our ground lease agreements contain escalation clauses which are typically based on either a fixed percentage rate or the change in the Consumer Price Index. For ground leases with escalation clauses based on a fixed percentage rate, ground rental expenses are recognized in our financial statements on a straight-line basis over the shorter of (i) the contractual term of the lease agreement assuming we exercise all of the renewal options or (ii) the time period through the first renewal option period ending after the later of (a) the maximum lease term including renewals of our tenant leases which were in place or which we anticipated being in place at the date we entered into the ground lease or acquired the communications site or (b) the end of the depreciable life of the assets located on the leased property.

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

Selling, general and administrative expenses consist of four major components: (1) sales, marketing and tower leasing; (2) contracts administration; (3) business development and (4) administrative support, including legal, human resources, finance, accounting, and information technology.

Results of Operations

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

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

	Three Months Ended September 30,
	2006		2005		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$127,761	100.0%	$116,131	100.0%	$11,630	10.0%

Direct site operating expenses (excluding depreciation, amortization and accretion)	55,461	43.4%	53,166	45.8%	2,295	4.3%
Selling, general and administrative (including $760 and $270 of non-cash stock-based compensation expense, respectively)	15,214	11.9%	10,520	9.1%	4,694	44.6%
Sprint sites integration costs	—	0.0%	2,222	1.9%	(2,222)	(100.0)%
State franchise, excise and minimum taxes	302	0.3%	159	0.1%	143	89.9%
Depreciation, amortization and accretion	44,519	34.8%	41,855	36.0%	2,664	6.4%

	115,496	90.4%	107,922	92.9%	7,574	7.0%

Operating income	12,265	9.6%	8,209	7.1%	4,056	49.4%
Interest expense, net	22,669	17.7%	24,608	21.2%	1,939	7.9%
Gain on derivative instruments	—	0.0%	(2,024)	(1.7)%	(2,024)	(100.0)%
Other expense (income)	72	0.1%	(29)	(0.0)%	(101)	N/A

Income (loss) from continuing operations before income tax benefit (expense)	(10,476)	(8.2)%	(14,346)	(12.4)%	3,870	27.0%
Income tax benefit (expense)	14	0.0%	55	0.1%	(41)	(74.5)%

Income (loss) from continuing operations	(10,462)	(8.2)%	(14,291)	(12.3)%	3,829	26.8%
Income (loss) from discontinued operations	(59)	(0.0)%	(702)	(0.6)%	643	91.6%

Income (loss) before loss on sale of properties	(10,521)	(8.2)%	(14,993)	(12.9)%	4,472	29.8%
Loss on sale of properties	(780)	(0.6)%	(448)	(0.4)%	(332)	74.1%

Net income (loss)	$(11,301)	(8.8)%	$(15,441)	(13.3)%	$4,140	26.8%

Revenues

Our revenues increased $11.6 million, or 10.0%, for the quarter ended September 30, 2006 as compared to the prior year quarter, primarily as a result of lease up from wireless telephony and data customers, net of churn from non-telephony customers and Cingular. In addition, fees from early termination of leases increased $3.6 million to $3.7 million and revenue from structural analyses increased $1.8 million to $2.2 million. Our mix of revenues from wireless telephony customers as a percentage of total revenues increased to 80.5% for the three months ended September 30, 2006, from 78.1% for the three months ended September 30, 2005, primarily as a result of organic growth in our telephony revenues and acquisitions. Revenues from Sprint and Cingular comprised 37.6% and 16.9%, respectively, of our revenues for the quarter ended September 30, 2006.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $2.3 million or 4.3% primarily due to the timing of expenditures and insurance recoveries from hurricanes. This increase was partially offset by decreased rent expense associated with our purchase of land under our towers, which we had previously leased. As a percentage of revenues, our direct site operating expenses decreased to 43.5% of revenues for the three months ended September 30, 2006, from 45.8% of revenues for the three months ended September 30, 2005.

Selling, general and administrative

Our selling, general and administrative expenses increase of $4.7 million was primarily attributable to (i) increases in personnel related expenses along with occupancy and other costs associated with the increase in our corporate staff necessary to manage our growth primarily related to the addition of the Sprint Towers, (ii) an increase in non-cash stock-based compensation expense from stock grants to executives in the second quarter of 2006 and (iii) $2.6 million of deal cost related to the pending merger with Crown Castle. As a percentage of revenues, our selling, general and administrative expenses increased to 11.9% of revenues for the three months ended September 30, 2006, from 9.1% of revenues for the three months ended September 30, 2005 primarily due to the merger costs discussed above.

Sprint integration costs

For the three months ended September 30, 2005, $2.2 million of costs were incurred in relation to the integration of the Sprint Towers into our operations. The integration was completed in the second quarter of 2006.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $2.7 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, was primarily due to the communication sites we have acquired since July 1, 2005.

Interest expense, net

Our net interest expense decrease of $1.9 million is related to the impact of the February 2006 mortgage loan. While total debt outstanding increased, the interest rate decreased and our excess cash from the February 2006 mortgage loan has been generating interest income. Interest expense in the third quarter of 2006 is net of interest income earned and three months of amortization of derivative settlement gains recorded in accumulated other comprehensive income and deferred debt costs related to the February 2006 and December 2004 mortgage loans.

Gain on derivative instruments

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005 and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above will not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps were recognized in the income statement, resulting in a gain of $2.0 million in the third quarter of 2005.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

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

	Nine Months Ended September 30,
	2006		2005		Change
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	%
Revenues	$371,223	100.0%	$247,718	100.0%	$123,505	49.9%

Direct site operating expenses (excluding depreciation, amortization and accretion)	165,688	44.7%	99,352	40.1%	66,336	66.8%
Selling, general and administrative (including $5,617 and $1,560 of non-cash stock-based compensation expense, respectively)	43,140	11.6%	26,674	10.7%	16,466	61.7%
Sprint sites integration costs	446	0.1%	5,385	2.2%	(4,939)	(91.7)%
State franchise, excise and minimum taxes	1,090	0.3%	490	0.2%	600	122.4%
Depreciation, amortization and accretion	131,439	35.4%	87,659	35.4%	43,780	49.9%

	341,803	92.1%	219,560	88.6%	122,243	55.7%

Operating income	29,420	7.9%	28,158	11.4%	1,262	4.5%
Interest expense, net	69,731	18.7%	50,347	20.3%	(19,384)	(38.5)%
Gain on derivative instruments	(176)	(0.0)%	(2,024)	(0.8)%	(1,848)	(91.3)%
Loss on early extinguishment of debt	21,102	5.7%	461	0.2%	(20,641)	N/M
Other expense (income)	115	0.0%	(111)	(0.0)%	(226)	N/A

Income (loss) from continuing operations before income tax benefit (expense)	(61,352)	(16.5)%	(20,515)	(8.3)%	(40,837)	N/M
Income tax benefit (expense)	(26)	(0.0)%	564	0.2%	(590)	N/A

Income (loss) from continuing operations	(61,378)	(16.5)%	(19,951)	(8.1)%	(41,427)	N/M
Income (loss) from discontinued operations	(576)	(0.2)%	(432)	(0.1)%	(144)	(33.3)%

Income (loss) before loss on sale of properties	(61,954)	(16.7)%	(20,383)	(8.2)%	(41,571)	N/M
Loss on sale of properties	(1,403)	(0.4)%	(586)	(0.3)%	(817)	(139.4)%

Net income (loss)	$(63,357)	(17.1)%	$(20,969)	(8.5)%	$(42,388)	N/M

Revenues

Our revenues increased $123.5 million, or 49.9%, for the nine months ended September 30, 2006 as compared to the prior year nine month period, primarily as a result of the Sprint Transaction and the acquisition of other communications sites during 2005. During the nine months ended September 30, 2006 and 2005, $192.6 million and $80.3 million, respectively, of our revenues were generated from the Sprint Towers. We also experienced growth in our revenues generated from telephony customers which was in part offset by a decline in our revenues generated by our non-telephony tenants. Our mix of revenues from wireless telephony customers as a percentage of total revenues increased to 79.9% for the nine months ended September 30, 2006, from 69.1% for the nine months ended September 30, 2005, primarily as a result of acquisitions and organic growth in our telephony revenues. Revenues from Sprint and Cingular comprised 38.4% and 15.6%, respectively, of our revenues for the nine months ended September 30, 2006.

Expenses

Direct site operating expenses (excluding depreciation, amortization and accretion expense)

Our direct site operating expenses increased $66.3 million or 66.8% primarily due to direct site operating expenses associated with the Sprint Towers along with other communication sites we acquired during 2005. These increases were partially offset by decreased rent expense associated with our purchase of various interests in parcels of land in fee simple or other long-term easements, which we had previously leased. As a percentage of revenues, our direct site operating expenses increased to 44.7% of revenues for the nine months ended September 30, 2006, from 40.1% of revenues for the nine months ended September 30, 2005, primarily due to the Sprint Towers, which have lower tenant revenues per tower and higher ground rent expense as a percentage of revenue.

Selling, general and administrative

Our selling, general and administrative expenses increase of $16.5 million was primarily attributable to (i) increases in personnel-related expenses along with occupancy and other costs associated with the increase in our corporate staff necessary to manage our growth primarily related to the addition of the Sprint Towers, (ii) an increase in non-cash stock-based compensation expense from stock grants to executives in the second quarter of 2006, (iii) increased professional fees related to a significant number of IT system remediation and improvement projects and (iv) $2.6 million of deal costs related to the pending merger with Crown Castle. As a percentage of revenues, our selling, general and administrative expenses increased to 11.6% of revenues for the nine months ended September 30, 2006, from 10.7% of revenues for the nine months ended September 30, 2005 primarily due to the merger costs and non-cash stock-based compensation noted above.

Sprint integration costs

For the nine months ended September 30, 2006, $0.4 million of costs were incurred in relation to the integration of the Sprint Towers into our operations versus $5.4 million during the nine months ended September 30, 2005. The integration was completed in the second quarter of 2006.

Depreciation, amortization and accretion

The increase in depreciation, amortization and accretion expenses of $43.8 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, was primarily due to the Sprint Towers and other communication sites we acquired during 2005.

Interest expense, net

Our net interest expense increase of $19.4 million is related to debt to finance the Sprint Towers and other communication sites we acquired during 2005. Interest expense for the nine months ended September 30, 2006 is net of interest income earned and amortization of derivative settlement gains recorded in accumulated other comprehensive income and deferred debt costs related to the February 2006 and December 2004 mortgage loans.

Loss on early extinguishment of debt

Our loss on early extinguishment of debt of $21.1 million for the nine months ended September 30, 2006 results from the payoff of the February 2004 mortgage loan, the Sprint bridge loan and the $200.0 million acquisition credit facility with a portion of the proceeds from our February 2006 mortgage loan. The loss was comprised of a $7.0 million prepayment penalty relating to the February 2004 mortgage loan, $10.7 million of deferred debt costs relating to all three loans and a $3.4 million write-off of accumulated other comprehensive loss relating to the 2003 interest rate swaps that were used to hedge the February 2004 mortgage loan.

Gain on derivative instruments

On January 11, 2005, in anticipation of the issuance of interim bridge financing and later a third mortgage loan to finance the acquisition of additional wireless communications sites we expected to acquire during 2005, we entered into six forward-starting interest rate swaps agreements with Morgan Stanley as counterparty to hedge the variability of future interest rates on our anticipated mortgage financing. Under the interest rate swaps, we agreed to pay the counterparty a weighted average fixed interest rate of 4.403% on a total notional amount of $300.0 million beginning on various dates between July 29, 2005 and November 30, 2005 and continuing through September 2010 with a mandatory termination date of January 31, 2006 in exchange for receiving floating payments based on three-month LIBOR on the same notional amounts for the same period. On July 15, 2005, we determined that the forecasted transaction underlying one of the January swaps with a notional value of $50.0 million was no longer probable as originally forecast and therefore we ceased hedge accounting prospectively from July 15, 2005 and recognized subsequent changes in fair value of the swap in the income statement. On August 31, 2005, we determined that the forecasted transactions underlying three other $50.0 million notional value swaps were no longer probable as originally forecast, and the forecasted transactions underlying these three swaps and the $50.0 million swap discussed above will not occur within two months of the original forecast. On August 31, 2005, all amounts related to these four swaps previously recorded in accumulated other comprehensive income (loss) were recognized in the income statement and subsequent changes in the value of the swaps were recognized in the income statement, resulting in a gain of $2.0 million in the third quarter of 2005.

Liquidity and Capital Resources

Our liquidity needs arise from working capital requirements, debt service, tower acquisitions, ground acquisitions, construction costs for tower augmentations, other capital expenditures and dividend payments. We expect to meet our cash requirements for the next twelve months by using cash on hand, cash generated from operating activities and the $114.5 million of net proceeds from our February 2006 mortgage loan.

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

We used the proceeds as follows:

•	$850.0 million to repay the debt outstanding under our $850.0 million Sprint bridge loan that was incurred in connection with the Sprint Transaction. As a result of this repayment, we wrote off as a loss on early extinguishment of debt unamortized deferred financing cost of approximately $1.0 million;

•	$402.7 million to repay debt on the then-outstanding borrowings under the February 2004 mortgage loan. In the first quarter of 2006 we wrote off as a loss on early extinguishment of debt unamortized deferred financing cost of approximately $9.5 million, approximately $3.4 million of accumulated other comprehensive loss related to the 2003 interest rate swaps and a pre-payment penalty of $7.0 million;

•	$151.8 million to repay the debt outstanding under the acquisition credit facility. Upon repayment, we also terminated our ability to make future draws under the acquisition credit facility. As a result, we wrote off as a loss on early extinguishment of debt unamortized deferred financing cost of approximately $0.2 million; and

•	$145.5 million to pay estimated expenses of approximately $14.0 million, to fund increased impositions and reserves related to the February 2006 mortgage loan of approximately $10.0 million, to pay the $7.0 million prepayment penalty related to the February 2004 mortgage loan refinancing, to provide funds of approximately $114.5 million to acquire additional communications sites and additional fee interests or long-term easements for the ground under our communications sites, and to provide working capital.

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

Revolving Credit Facility

On December 1, 2005, Global Signal OP entered into a 364-day $15.0 million revolving credit facility pursuant to a revolving credit agreement with Morgan Stanley Asset Funding Inc. and Bank of America, N.A. to provide funding for working capital and other corporate purposes. At December 31, 2005, there was no balance outstanding under the revolving credit facility, and effective August 17, 2006, the revolving credit facility was terminated.

Internal Control over Financial Reporting

As of December 31, 2005, we had two material weaknesses in our internal controls over financial reporting. To remediate these material weaknesses, we may spend approximately $12 million during 2006 and 2007 which will either be expensed as additional selling, general and administrative expense or capitalized as fixed assets, including costs related to (i) computer system enhancements, and the replacement of our lease administration system, (ii) data revalidation and (iii) redesigning processes and controls. The amount we actually spend will depend upon timing and completion of the Crown Castle merger.

Cash Flows

Net cash flows provided by operating activities were $109.6 million for the nine months ended September 30, 2006, compared to $85.3 million for the nine months ended September 30, 2005. The increase of $24.3 million of net cash provided by operating activities is primarily the result of cash flow from the communication sites acquired during 2005 and organic growth in revenues.

Net cash flows used in investing activities were $93.1 million for the nine months ended September 30, 2006 compared to $1.3 billion for the nine months ended September 30, 2005. Investing activities for the nine months ended September 30, 2006 consists of the acquisition of 22 communications sites for $10.1 million, including fees and expenses. Also, during the nine months ended September 30, 2006, we acquired 427 parcels of land, in fee simple title or under long-term easements, which we had previously leased from the sellers, for a total purchase price of $63.4 million, including fees and expenses. These additions were partially offset by a $3.1 million allocated purchase price adjustment for the Sprint transaction, and receipt of $1.1 million of insurance proceeds for towers previously damaged by hurricanes. Restricted cash increased $10.8 million as a result of the February 2006 mortgage loan requirements.

Investing activities for the nine months ended September 30, 2005 consisted primarily of (1) the acquisition of 6,553 communications sites from Sprint for approximately $1.2 billion, including fees and expenses, and (2) the acquisition of 511 communication sites in unrelated transactions for $162.1 million, including fees and expenses, which were funded from the acquisition line of credit, the Sprint bridge loan, our equity issuance and cash in our site acquisition reserve account established with a portion of the net proceeds from our December 2004 mortgage loan. During the nine months ended September 30, 2005, we also acquired 55 parcels of land, in fee simple title and ten under long-term easements, which we had previously leased from the sellers, for a total purchase price of $6.6 million, including fees and expenses. Additionally, $54.3 million was provided by restricted cash to fund the Sprint Transaction deposit and used to fund certain communications site acquisitions during the nine months ended September 30, 2005.

Capital expenditures were $14.7 million for the nine months ended September 30, 2006, compared to $12.3 million for the nine months ended September 30, 2005. The capital expenditures for these two periods primarily consisted of the purchase of tower-related equipment and tower augmentations and improvements. The increase year-over-year is due to acquisitions, improvements to the towers acquired in the Sprint Towers acquisition and our project in 2006 to improve our information systems.

Net cash flows provided by financing activities were $60.2 million for the nine months ended September 30, 2006 and consisted of (1) $1.55 billion borrowing under the February 2006 mortgage loan, (2) $33.8 million payment received from the termination of the 2005 interest rate swaps and (3) $3.4 million from the issuance of common stock upon exercise of options. This was in part offset by (1) $850.0 million to repay the debt outstanding under our bridge loan that was incurred in connection with the Sprint Transaction, (2) $404.1 million to repay debt under the February 2004 mortgage loan, (3) $151.8 million to repay the debt outstanding under the acquisition credit facility, and (4) payment of $108.2 million in dividends.

Net cash flows provided by financing activities were $1.3 billion for the nine months ended September 30, 2005 and consisted of (1) $850.0 million in borrowings under the Sprint bridge financing, (2) $104.1 million borrowed under our acquisition credit facility, and (3) $436.5 million in proceeds from the issuance of our common stock. These were partially offset by $72.6 million in dividends paid.

Contractual Commitments

As of September 30, 2006, we have a master services agreement with Stratos VSAT, Inc. which requires us to purchase approximately $4.4 million in satellite data monitoring equipment. As of September 30, 2006, we purchased $2.9 million of equipment under this commitment. As of September 30, 2006, we also had outstanding purchase agreements to acquire 159 land parcels for $22.1 million, including estimated fees and expenses. As of September 30, 2006, we also had non-binding letters of intent to purchase 27 additional communications sites for approximately $24.0 million, including estimated fees and expenses.

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

Critical Accounting Policies and Estimates

New Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment, on a modified prospective transition method to account for our employee stock options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS No. 123(R). Prior period results are not restated. In connection with the adoption of SFAS No. 123(R), we reclassified $1.1 million of deferred compensation, which relates entirely to unvested restricted stock, to additional paid-in capital as of January 1, 2006. There was no impact to earnings from adopting SFAS No. 123(R). Prior to adopting SFAS No. 123(R), we amended an officer’s option agreement to cancel options relating to 35,875 shares with an exercise price of $8.53 per share and options relating to 107,625 shares with an exercise price of $18.00 per share, and accelerated vesting of options relating to 46,125 shares with an exercise price of $8.53 per share and options relating to 138,375 shares with an exercise price of $18.00 per share. As of September 30, 2006, total unearned compensation on stock-based awards was $14.4 million and the weighted average vesting period is 2.7 years.

Effective January 1, 2006, the Company adopted FIN 47 Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. Our asset retirement obligations are within our control as to timing and method as they relate to the removal of our communications towers from leased land; therefore the adoption of this interpretation did not impact our financial statements.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This standard must be adopted as of January 1, 2007. We anticipate that this standard will have an immaterial effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value, and nullifies the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model. This standard is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We anticipate that this standard will have an immaterial effect on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), expressing the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements. This can be accomplished by quantifying an error under two approaches, and by evaluating the error measured under each approach. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The cumulative effect of the initial application is to be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. SAB 108 requires disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, and should also include when and how each error being corrected arose and the fact that the errors had previously been immaterial. SAB 108 does not require restatement of financial statements for fiscal years ending on or before November 15, 2006, if the previous approach used to quantify the impact of correcting misstatements was applied properly. We early adopted SAB 108 effective with the third quarter of 2006 with no impact to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are not exposed to market risks from changes in interest rates charged on our outstanding debt as the interest rates on our debt are fixed.

The following table presents the future principal payment obligations and weighted-average interest rates at September 30, 2006 associated with our existing debt instruments using our actual level of indebtedness of $0.5 million under capital leases to finance computer software and $1.84 billion under our mortgage loans issued on February 28, 2006 and December 7, 2004.

	Weighted Average Interest Rate	($ in thousands)
		Future Principal Payment Obligations –Twelve Months Ended September 30,
		Total	2007	2008	2009	2010	2011
Fixed rate:
February 2006 mortgage loan	5.7%	$1,550,000	$—	$—	$—	$—	$1,550,000
December 2004 mortgage loan	4.7%	293,825	—	—	—	293,825	—
Capital lease obligations	9.5%	524	413	78	18	15	—

Total fixed rate debt		1,844,349	$413	$78	$18	$293,840	$1,550,000

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

Management believes the material weaknesses identified and reported for the year ended December 31, 2005, described in our Annual Report on Form 10-K, were primarily a result of the implementation of a new lease administration system, the effort required to effectively integrate and account for the Sprint Transaction and other acquisitions, and the tenure of our financial accounting and reporting staff. We have begun implementing changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken, or intend to take, to remediate the material weaknesses identified as of December 31, 2005:

•	Improving processes and controls to re-validate key data in the lease administration system, and subsequent changes thereto.

•	Establishing processes and controls to revise and test detail calculations in the lease administration system and subsequent changes thereto, with respect to straight-line and other amortization or accretion.

•	Developing exception reports to allow accounting personnel to more effectively monitor and detect errors in certain account balances.

•	Reorganized certain accounting functions and increased the number of financial accounting personnel and management.

•	Hired an experienced Chief Information Officer in April 2006 to help oversee the system enhancements required to remediate the control weaknesses.

•	Undertaking a project to replace the Company’s current lease administration system. This project has been placed on hold due to the pending merger with Crown Castle.

Although we have already taken some of the steps above to remediate these material weaknesses, further action is required to remediate the material weaknesses including enhancements to our existing lease administration system and the development and implementation of enhanced processes and controls. Our management and Audit Committee continue to monitor closely the continuing progress under our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing are subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting. To address the internal control weaknesses in 2006, the Company performed other procedures to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles.

PART II – OTHER INFORMATION

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

The merger with Crown Castle is subject to certain conditions to closing that could result in the merger being delayed or not consummated, which could negatively impact Global Signal’s stock price and future business and operations.

Failure to consummate the merger could negatively impact Global Signal’s stock price and future business and operations. The merger is subject to customary conditions to closing, as set forth in the merger agreement. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could adversely affect the future business, growth, revenue and results of operations of the Company. Global Signal cannot assure its stockholders that the merger will be consummated, that there will not be a delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in the business of Global Signal, which could have an adverse effect on its business and financial results.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact the business of Global Signal. Specifically:

•	the business combination of Crown Castle and Global Signal may disrupt Global Signal’s business relationships with current customers, who may delay or defer decisions about current and future agreements with Global Signal because of the pending merger;

•	current and prospective employees of Global Signal may experience uncertainty about their future roles with the combined company, which might adversely affect Global Signal’s ability to retain key managers and other employees; and

•	the attention of management of Global Signal may be directed from business operations toward the consummation of the merger.

These disruptions could be exacerbated by a delay in the consummation of the merger or termination of the merger agreement and could have an adverse effect on the business and financial results of Global Signal if the merger is not consummated.

If the merger is not consummated, Global Signal will have incurred substantial costs that may adversely affect Global Signal’s financial results and operations and the market price of Global Signal’s common stock.

Global Signal has incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of its attorneys, accountants and financial advisors. In addition, Global Signal has diverted significant management resources in an effort to consummate the merger and is subject to restrictions contained in the merger agreement on the conduct of its business. If the merger is not consummated, Global Signal will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Also, if the merger is not consummated under certain circumstances specified in the merger agreement, Global Signal may be required to pay Crown Castle a termination fee of $139.0 million.

In addition, if the merger is not consummated, Global Signal may experience negative reactions from the financial markets and Global Signal’s customers and employees. Each of these factors may adversely affect the trading price of Global Signal’s common stock and/or Global Signal’s financial results and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of Global Signal common stock are deemed to have been repurchased during the quarter. During the three months ended September 30, 2006, no shares of restricted stock were forfeited to us by employees.

(i)	Our mortgage loans may indirectly restrict the payment of dividends, as decreases below certain levels in our Debt Service Coverage Ratio would require excess cash flows, that could be used to pay dividends, be used to repay outstanding principal due under the mortgage loans.

(ii)	Under the terms of the Merger Agreement, Global Signal has agreed not to pay any further cash dividends unless necessary to maintain our status as a REIT. Accordingly, shareholders will not receive a regular quarterly cash dividend with respect to the fourth quarter of 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 5, 2006, by and among Global Signal Inc., Crown Castle International Corp. and CCGS Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2005).

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Amendment No. 3) (No. 333-112839) filed on May 19, 2004).

4.2	Amended and Restated Investor Agreement dated as of March 31, 2004 among Global Signal Inc., Fortress Pinnacle Acquisition LLC, Greenhill Capital Partners, L.P., and its related partnerships named therein, and Abrams Capital Partners II, L.P. and certain of its related partnerships named therein, and other parties named therein (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (Amendment No. 1) (No. 333-112839) filed on April 2, 2004).

4.3	Warrant Agreement between Pinnacle Holdings Inc. and Wachovia Bank, N.A., dated November 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 (No. 333-112839) filed on February 13, 2004).

4.4	Warrant Agreement between Global Signal Inc. and American Stock Transfer Company, dated as of February 13, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed on March 16, 2006).

10.1	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 5, 2006). *

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Support Agreement dated as of October 5, 2006, between Crown Castle International Corp. and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on October 10, 2006).

99.2	Support Agreement dated as of October 5, 2006, between Crown Castle International Corp. and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on October 10, 2006).

99.3	Support Agreement dated as of October 5, 2006, between Crown Castle International Corp. and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on October 10, 2006).

99.4	Stockholder’s Agreement by and among Crown Castle International Corp, and the Stockholders listed on the signature pages therein (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on October 10, 2006).

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Signal Inc.
Registrant

By:	/s/ Steven G. Osgood
Steven G. Osgood
Duly Authorized Officer, Executive Vice President and Chief Financial Officer

Dated: November 3, 2006